Form 10QSB
period 1996-03-31
CATALYST INTERNATIONAL INC
filed 1996-05-09
CIK 915508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-27138

                   CATALYST INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware                                     39-1415889
(State or other jurisdiction of              I.R.S. Employer
incorporation or organization)               Identification No.)

8989 North Deerwood Drive, Milwaukee, WI     53223
(Address of principal executive offices)     (Zip Code)

     (414) 362-6800                          FAX (414) 377-6263
         (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 3, 1996, 8,135,760 shares of the issuer's common stock were outstanding.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                         Page
PART I.   Financial Information                           No.
 Item 1.  Financial Statements:
          Balance Sheet - March 31, 1996 and
            December 31, 1995                              3
          Statement of Operations - three months
            ended March 31, 1996 and 1995                  5
          Statement of Cash Flows - three months
            ended March 31, 1996 and 1995                  6
          Notes to Financial Statements                    7
 Item 2.  Management's Discussion and Analysis or
            Plan of Operation                              8

PART II.  Other Information:
 Item 6.  Exhibits and Reports on Form 8-K                 12
          Signature                                        13

                              PART I

Item 1.  Financial Statements


                   CATALYST INTERNATIONAL, INC.

                          Balance Sheet
                          (in thousands)

                              ASSETS

                                          March 31, December 31,
                                            1996       1995
                                        (unaudited)

Current Assets:
Cash and cash equivalents                    $   555   $ 3,730
Short-term investments                        21,327    19,883
Accounts receivable                            8,987     6,835
Refundable income taxes                            -        88
Prepaid expenses                                 416       374
                                             -------   -------
     Total Current Assets                     31,285    30,909

Equipment and Leasehold Improvements:
Computer hardware and software                 2,245     2,141
Office equipment                               2,020     1,730
Leasehold improvements                           725       476
                                             -------   -------
                                               4,989     4,347
Less accumulated depreciation                  1,355     1,277
                                             -------   -------
     Total Equipment and
       Leasehold Improvements                  3,634     3,070

Other Assets:
Capitalized software development costs            88       106
                                             -------   -------
     Total Other Assets                           88       106
                                             -------   -------
     Total Assets                            $35,007   $34,084
                                             =======   =======


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                          Balance Sheet
                (in thousands, except share data)

               LIABILITIES AND STOCKHOLDER'S EQUITY


                                          March 31, December 31,
                                            1996       1995
                                        (unaudited)

Current Liabilities:
Accounts payable                            $  1,417   $ 1,114
Accrued liabilities                              722       477
Deferred software license fees                   120       297
Deferred services and maintenance              1,652     1,770
Current portion of long-term debt                124       123
                                             -------   -------
     Total Current Liabilities                 4,035     3,781

Noncurrent Liabilities:
Long-term debt                                   290       324
Deferred service and maintenance                 435       385
Deferred rent                                    339       344
                                             -------   -------
     Total Non-Current Liabilities             1,064     1,052
                                             -------   -------
     Total Liabilities                         5,099     4,834

Stockholders' Equity:
Common stock, $.10 Par Value;
  25,000,000 shares authorized;                  843       842
     shares issued: 8,430,594 in 1996
     and 8,421,323 in 1995
Additional paid-in capital                    31,049    31,124
Accumulated deficit                             (934)   (1,665)
Treasury stock, at cost-300,000
  shares Of common stock                      (1,050)   (1,050)
                                             -------   -------
Total Stockholder's Equity                    29,908    29,251
                                             -------   -------
Total Liabilities and Stockholder's Equity   $35,007   $34,084
                                             =======   =======


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statement of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                       Three Months Ended
                                      March 31,  March 31,
                                         1996      1995

Revenues:
Software license fees                   $3,258    $2,062
Services and maintenance                 3,161     1,705
Hardware and other                           1        13
                                        ------    ------
     Total Revenues                      6,420     3,780

Operating Expenses:
Cost of license fees                        84       140
Cost of services and maintenance         2,894     2,120
Cost of hardware and other                   -         1
Product development                        954       492
Sales and marketing                      1,199     1,059
General and administrative                 570       406
                                        ------    ------
     Total Operating Expenses            5,701     4,218
                                        ------    ------
Income (loss) from operations              719      (438)

Other income and (expense)                 252       (13)
                                        ------    ------
Income (loss) before provision
  for income taxes                         971      (451)

Provision for income taxes                 240         -
                                        ------    ------
Net income (loss)                       $  731    $ (451)
                                        ======    ======

Net income (loss) per share             $ 0.09    $(0.09)

Shares used in computing net
  income (loss) per share                8,438     6,363


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statement of Cash Flows
                          (in thousands)
                           (unaudited)


                                             Three months ended
                                                  March 31,
                                               1996      1995
Operating Activities:
Net income (loss)                            $   731   $  (451)
Adjustments to reconcile net income
  (loss) to net cash used by
  operating activities:
Depreciation and amortization                     96       116
Compensation expense on stock options              7         4
Changes in operating assets and liabilities:
     Accounts receivable                      (2,152)      134
     Prepaid expenses                            (42)      (27)
     Accounts payable                            303       109
     Deferred services and maintenance           (68)     (187)
     Deferred rent                                (5)       35
     Deferred software license fees             (177)     (229)
     Income taxes                                232       (68)
     Accrued liabilities                         101       (92)
                                              ------     ------
Total adjustments                             (1,705)     (205)
Net cash used by operating activities           (974)     (656)

Investing Activities:

Purchase of equipment and leasehold
  improvements                                  (642)     (646)
Purchases of short term investments           (1,444)        -
Additions to capitalized software costs            -       (32)
Net cash used by investing activities         (2,086)     (678)

Financing Activities:
Proceeds from long-term debt                       -       500
Payments on long-term debt                       (33)      (44)
Expenses related to initial public offering      (85)        -
Proceeds from stock options exercised              1         -
Dividends paid                                     -       (20)
                                              ------    ------
   Net cash provided (used) by
     financing activities                       (117)      436


Net increase (decrease) in cash               (3,177)     (898)

Cash at the beginning of quarter               3,730     1,359

Cash at the end of the quarter                $  555    $  460


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996
                           (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1995.

2.  Stock Options and Warrants

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The Company has elected, as allowed under SFAS 123, to continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for determining annual compensation charges and will disclose the impact of fair value.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Total Revenues
The Company's total revenues for the first quarter of 1996 were $6.4 million, which represented an increase of 69.8% over first quarter 1995 total revenues of $3.8 million, and resulted principally from the growth in sales of the Company's warehouse management system software, the expansion of the Company's direct sales force, and the Company's expansion into international markets.

International revenues increased 23.4% from $1.0 million in the first quarter of 1995 to $1.3 million in the first quarter of 1996; however, the percentage of total revenues represented by international revenues declined from 27.1% in the first quarter of 1995 to 19.7% in the first quarter of 1996. The Company anticipates that international revenues will continue to increase in future periods.

Software License Fees
The first quarter of 1996 software license fee revenues of $3.3 million represented an increase of 58.0% over the first quarter of 1995 license fee revenues of $2.1 million. This increase is a result of the increased number of software licenses sold and the increased market acceptance of the Company's annual release of its warehouse management system software. The Company introduced Catalyst WMS Release 6.0 to the market in January of 1996, the impact of which should be seen in future periods.

Services and Maintenance
The first quarter of 1996 services and maintenance revenues of $3.2 million represented an increase of 85.4% over the first quarter of 1995 services and maintenance revenues of $1.7 million. The increase in services and maintenance revenues was due primarily to an increase in the number of Catalyst WMS implementations and customers beginning their maintenance agreement phase. For the first quarter of 1996, the components of services and maintenance revenues as a percentage of total revenues were 21.1% for software modifications, 18.4% for professional services, and 9.7% for maintenance agreements compared with 16.7%, 33.4% and 4.7% in the first quarter of 1995. The increase in software modification revenues from 1995 to 1996 is due primarily to a contract that was terminated in the first quarter of 1995.

Hardware and Other
Hardware and other revenues do not represent a material percentage of total revenues in the first quarter of either 1996 or 1995. The Company anticipates that hardware and other revenues will increase slightly in future periods as a result of the Company's acquisition of Information Strategies Incorporated, a re-seller of certain hardware products.

Cost of Software License Fees
The first quarter of 1996 cost of software license fees of $84,000 represented a 40.0% decrease over the first quarter of 1995 of $140,000. The Company continues to expense all software development costs as research and development expenditures as incurred and anticipates doing so in future periods.

Cost of Services and Maintenance
The first quarter of 1996 cost of services and maintenance of $2.9 million represented a 36.5% increase over the first quarter of 1995 of $2.1 million. The increase is due primarily to the increased staffing of engineers to implement and support current and previous releases of Catalyst WMS. The Company's services and maintenance organization consisted of 107 and 161 at March 31, 1995 and March 31, 1996, respectively.

Cost of Hardware and Other
Cost of hardware and other is not a material portion of the Company's costs. The Company anticipates that the cost of hardware and other may increase in future periods as a result of the Company's acquisition of Information Strategies Incorporated, a re-seller of certain hardware products.

Sales and Marketing
Sales and marketing expenses decreased from 28.0% of total revenues in the first quarter of 1995 to 18.7% in the first quarter of 1996. Actual spending increased from $1.1 million in 1995 to $1.2 million in 1996, or 13.3%, in order to support worldwide sales and marketing efforts, including increased direct sales force and promotional activities. The Company expects to continue to emphasize sales and marketing of its products to promote Catalyst WMS's competitive position.

Product Development
Product development expenses as a percentage of total revenues for the first quarter of 1996 increased to 14.9% from 13.0% in the first quarter of 1995. Actual product development expenses increased by 93.9% from $492,000 to $954,000 for the first quarters of 1995 and 1996, respectively, due to increased personnel costs to support the development of new and enhanced products. The Company anticipates that product development expenses will continue to increase during the year as a result of the Company's acquisition of Information Strategies Incorporated. Additionally, the Company intends to continue recruiting and hiring experienced software developers and will consider complementary software technologies and businesses for possible acquisition.

General and Administrative
General and administrative expenses decreased from 10.7% of total revenues in the first quarter of 1995 to 8.9% in the first quarter of 1996. Actual general and administrative expenses increased by 40.4% from $406,000 in the first quarter of 1995 to $570,000 in first quarter of 1996. This increase resulted from higher personnel costs and expenses incurred to support the Company's increased operations and infrastructure.

Other Income and Expense
Interest income for the first quarter was $261,000 which was offset by $11,000 of interest expense, compared to $6,000 of interest income offset by $22,000 of interest expense in the first quarter of 1995. The increase in interest income was due primarily to investment of the proceeds from the Company's initial public offering.

Income Tax Expense
The Company's effective income tax rate was 24.7% in the first quarter of 1996. This is lower than the anticipated statutory rate due to the expected utilization of net operating losses carryforwards and general business credits during 1996. No tax expense was recorded for the first quarter of 1995 due to the Company's net loss position. No deferred tax expense has been recorded in either quarter as the Company continues to record a valuation allowance to reserve for net deferred tax asset.

Liquidity and Capital Resources
Cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds, totaled $21.9 million at March 31, 1996 compared to $23.6 million at December 31, 1995. The decrease in cash, cash equivalents and marketable securities was due primarily to the cash used to perform renovations to the Company's existing facility and capital equipment for said facility, an increase in accounts receivable, partially offset by net income.

On April 3, 1996, the Company acquired all outstanding common stock of Information Strategies Incorporated ("ISI") of Dallas, Texas for cash. ISI produces and sells TracWare , a Microsoft Windows NT based software system for the distribution and logistics market. The software technology acquired from ISI will be charged during the second quarter as purchased Research and Development and should not exceed $1.5 million. Catalyst will maintain the ISI Texas office and use this facility as a research and development laboratory; in addition, Catalyst has offered employment to all ISI employees. The Company does not believe that the acquisition will have a material impact on the Company's liquidity needs for 1996.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products; the finance of anticipated growth; potential repurchases of the Company's common stock; and possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, marketable securities and available line of credit, along with anticipated cash generated from operations will be sufficient to satisfy its cash requirements for at least the next 12 months.

                             PART II




Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number           Description

11        Statement re: Computation of Per Share Earnings.
27        Financial Data Schedules.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1996.

                            SIGNATURE


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Date May [  ], 1996           By: /s/ Vaemond H. Crane
                                   Vaemond H. Crane
                                   President and Chief Executive Officer

                                   Signing on behalf of the registrant
                                   and as principal executive officer.

Date May [  ], 1996           By: /s/ Lisa Sanregret-Williams
                                   Lisa Sanregret-Williams
                                   Vice President and Chief Financial Officer

                                   Signing on behalf of the registrant
                                   and as principal financial officer.

                            Exhibit 11


         STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
         (amounts in thousands, except per share amounts)



                                   Three months ended March 31,
                                        1996      1995

Average shares outstanding              8,124     1,295
Net effect of conversion of
 options and warrants (a)                 314       (d)
Net effect of conversion of
 preferred stock (b)                        -     4,764
Stock, options and warrants
 issued within one year of
 initial filing (c)                         -       304
     Total                              8,438     6,363
                                        =====     =====

Net income (loss) applicable
 to common stock                        $ 731     ($451)
Dividends on preferred stock                -       123)
                                        -----     -----
                                        $ 731     ($574)
                                        =====     =====

Net income (loss) per share
 to common stock                        $0.09    ($0.09)
                                        =====     =====

- -----------------------
(a) Computed using the "treasury stock" method
(b) Computed using the "if-converted" method
(c) Included in accordance with Staff Accounting Bulletin No. 83
(d) Common stock equivalents and other potentially dilutive securities were anti-dilutive in this period