Form 10QSB
period 1996-06-30
CATALYST INTERNATIONAL INC
filed 1996-08-09
CIK 915508

United States
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  Commission File Number 0-27138

                   CATALYST INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

          DELAWARE                               39-1415889
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

8989 North Deerwood Drive, Milwaukee, WI           53223
(Address of principal executive offices)         (Zip Code)

          (414) 362-6800                     FAX (414) 377-6263
(Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1996, 8,114,765 shares of the issuer's common stock were outstanding.


This report contains 28 pages.  There are 3 exhibits.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                         Page
PART I.   Financial Information                           No.

 Item 1.  Financial Statements:

          Balance Sheets - June 30, 1996 and
            December 31, 1995 ............................ 3

          Statements of Operations - three months
            ended June 30, 1996 and 1995 ................. 5

          Statements of Operations - six months
            ended June 30, 1996 and 1995 ................. 6

          Statements of Cash Flows - six months
            ended June 30, 1996 and 1995 ................. 7

          Notes to Financial Statements .................. 8

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation ............................ 9

PART II.  Other Information:

 Item 4.  Submission of Matters to a Vote of
            Security Holders ............................ 14

 Item 6.  Exhibits and Reports on Form 8-K .............. 14

          Signatures .................................... 15

PART I.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements


                   CATALYST INTERNATIONAL, INC.

                          Balance Sheet
                          (in thousands)

                              ASSETS


                                           June 30,  December 31,
                                            1996         1995
                                          (unaudited)

Current Assets:
Cash and cash equivalents                    $   272   $ 3,730
Short-term investments                        19,291    19,883
Accounts receivable                            8,271     6,835
Refundable income taxes                            -        87
Prepaid expenses                                 417       374
Deferred software license fees                   394         -
                                             -------   -------
     Total Current Assets                     28,645    30,909

Equipment and Leasehold Improvements:
Computer hardware and software                 2,707     2,141
Office equipment                               2,087     1,730
Leasehold improvements                           769       476
                                             -------   -------
                                               5,563     4,347
Less accumulated depreciation                  1,629     1,277
                                             -------   -------
     Total Equipment and
       Leasehold Improvements                  3,934     3,070

Other Assets:
Capitalized software development costs            70       105
                                             -------   -------
     Total Other Assets                           70       105
                                             -------   -------
     Total Assets                            $32,649   $34,084
                                             =======   =======
See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                          Balance Sheet
                (in thousands, except share data)

               LIABILITIES AND STOCKHOLDER'S EQUITY


                                           June 30,  December 31,
                                            1996        1995
                                         (unaudited)

Current Liabilities:
Accounts payable                            $    913   $ 1,114
Accrued liabilities                              665       477
Deferred software license fees                     -       297
Deferred services and maintenance              1,721     1,770
Current portion of long-term debt                 49       123
                                             -------   -------
     Total Current Liabilities                 3,348     3,781

Noncurrent Liabilities:
Long-term debt                                   153       324
Deferred service and maintenance                 566       384
Deferred rent                                    334       344
                                             -------   -------
     Total Non-Current Liabilities             1,053     1,052
                                             -------   -------
     Total Liabilities                         4,401     4,833

Stockholders' Equity:
Common stock, $.10 Par Value;
  25,000,000 shares authorized;                  848       842
     shares issued: 8,478,681 in 1996
     and 8,421,323 in 1995
Additional paid-in capital                    31,059    31,124
Accumulated deficit                           (2,602)   (1,665)
Treasury stock, at cost: 300,632 shares
  of common stock in 1996 and 300,000
  shares in 1995                              (1,057)   (1,050)
                                             -------   -------
Total Stockholder's Equity                    28,248    29,251
                                             -------   -------
Total Liabilities and Stockholder's Equity   $32,649   $34,084
                                             =======   =======


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statement of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three Months Ended
                                            June 30,  June 30,
                                              1996      1995

Revenues:
Software license fees                        $2,603    $2,228
Services and maintenance                      3,474     2,375
Hardware and other                              110         4
                                             ------    ------
     Total Revenues                           6,187     4,607

Operating Expenses:
Cost of license fees                             33        55
Cost of services and maintenance              3,059     2,171
Cost of hardware and other                        -         3
Product development                           1,051       583
Sales and marketing                           1,288     1,089
General and administrative                      665       314
Write-off of purchased research
  and development                             2,002         -
                                             ------    ------
     Total Operating Expenses                 8,098     4,215
                                             ------    ------
Income (loss) from operations                (1,911)      392

Other income (expense)                          243       (68)
                                             ------    ------
Income (loss) before provision
  for income taxes                           (1,668)      324

Provision for income taxes                        -         -
                                             ------    ------
Net income (loss)                           $(1,668)   $  324
                                             ======    ======

Net income (loss) per share                 $( 0.20)   $ 0.05

Shares used in computing net
  income (loss) per share                     8,519     6,638

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statement of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                             Six Months Ended
                                            June 30,  June 30,
                                              1996      1995

Revenues:
Software license fees                        $5,861    $4,290
Services and maintenance                      6,635     4,080
Hardware and other                              111        17
                                             ------    ------
     Total Revenues                          12,607     8,387

Operating Expenses:
Cost of license fees                            117       195
Cost of services and maintenance              5,953     4,291
Cost of hardware and other                        -         4
Product development                           2,005     1,075
Sales and marketing                           2,487     2,148
General and administrative                    1,235       720
Write-off of purchased research
  and development                             2,002         -
                                             ------    ------
     Total Operating Expenses                13,799     8,433
                                             ------    ------
Loss from operations                         (1,192)      (46)
Other income (expense)                          495       (81)
                                             ------    ------
Loss before provision for income taxes         (697)     (127)

Provision for income taxes                      240         -
                                             ------    ------
Net Loss                                     $ (937)   $ (127)
                                             ======    ======

Net Loss per share                           $(0.11)   $(0.02)

Shares used in computing net
  loss per share                              8,480    6,364


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statement of Cash Flows
                          (in thousands)
                           (unaudited)

                                               Six months ended
                                                   June 30,
                                                1996      1995

Operating Activities:
Net loss                                     $  (937)  $  (127)
Adjustments to reconcile net loss to net
  cash used by operating activities:
Depreciation and amortization                    326       279
Compensation expense on stock options              7        11
Write-off of purchased research and
  development                                  2,002         -
Loss on disposal of equipment                      -        22
Changes in operating assets and liabilities:
     Accounts receivable                      (1,343)     (473)
     Short term investments                      593         -
     Prepaid expenses                            (37)      (92)
     Accounts payable                           (259)     (179)
     Deferred services and maintenance           132       778
     Deferred rent                               (10)       69
     Deferred software license fees             (690)     (452)
     Income taxes                                133        28
     Accrued liabilities                        (301)      (98)
                                              ------    ------
Total adjustments                                553      (106)
Net cash used by operating activities           (384)     (233)

Investing Activities:

Purchase of equipment and leasehold
  improvements                                (1,119)     (811)
Additions to capitalized software costs            -       (64)
Purchase of Information Strategies, Inc.      (1,500)        -
Other                                              -         4
Net cash used by investing activities         (2,619)     (871)

Financing Activities:
Proceeds from long-term debt                       -       500
Payments on long-term debt                      (381)     (187)
Expenses related to initial public offering      (83)        -
Proceeds from stock options exercised              3         3
Purchase of treasury stock                         7         -
Dividends paid                                     -       (50)
                                             -------   -------
   Net cash provided (used) by
     financing activities                       (455)      266

Net decrease in cash                          (3,458)     (838)

Cash at the beginning of period                3,730     1,359

Cash at the end of the period                 $  272    $  521



See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                          June 30, 1996
                           (Unaudited)



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1995.

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

3.   Acquisition of Information Strategies, Inc. ("ISI")

On April 3, 1996, the Company acquired all outstanding common stock of ISI for $1,500,000 in cash. The acquisition has been accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon fair values at the date of acquisition. The assets acquired included purchased research and development totaling $2,002,000. Such purchased research and development was immediately charged to operations in the second quarter of 1996 as technology feasibility had not been reached and such research and development does not have alternative future uses. The operating results of ISI have been included in the statement of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Total Revenues

The Company's total revenues for the second quarter of 1996 were $6.2 million, which represented an increase of 34.3% over second quarter 1995 total revenues of $4.6 million. For the first six months of 1996, total revenues were $12.6 million, representing an increase of 50.3% over 1995 total revenues of $8.4 million for the same period.

International revenues decreased 22.9% in the second quarter of 1996 to $1.0 million, down $236,000 from second quarter 1995revenues of $1.3 million. International revenues represented 17% of total revenues for the second quarter of 1996 compared to 28.3% in the same period of 1995. For the first six months of 1996, total international revenues were $2.3 million, the same as for the first six months of 1995. For the first six months of 1996, international revenues represented 18.3% of total revenues as compared to 27.4% for the first six months of 1995. This decrease in international revenues as a percentage of total revenues for the quarter and year to date is due, in general, to the lengthening of the sales cycle the Company has recently experienced in certain international markets.


Software License Fees

The second quarter of 1996 software license fee revenues of $2.6 million represented an increase of 16.8% over the second quarter of 1995 software license fee revenues of $2.2 million. For the first six months of 1996, total software license fee revenues were $5.5 million, representing an increase of 28.5% over 1995 software license revenues of $4.3 million for the same period. The Company believes that Catalyst WMS Release 6.0, which was introduced in January 1996, has been well received in the market, based upon the sale of several corporate licenses during the second quarter of 1996.


Services and Maintenance

Services and maintenance revenues increased 46.3% to $3.5 million in the second quarter of 1996, up from $2.4 million in the second quarter of 1995. The components of services and maintenance revenues as a percentage of total revenues in the second quarter of 1996 were 50.2% for software modifications, 31.2% for professional services and 18.6% for maintenance agreements compared with 41.8%, 40.5% and 17.7%, respectively, in the second quarter of 1995. For the first six months of 1996, total services and maintenance revenues were $6.6 million, representing an increase of 62.6% over the first six months of 1995 service and maintenance revenues of $4.1 million. Services and maintenance revenues increased in the second quarter and year to date periods due to the increased number of Catalyst WMS implementations and maintenance agreement renewals.

Hardware and Other

Hardware and other revenues do not represent a material percentage of total revenues in the second quarter of either 1996 or 1995. Total hardware and other revenue for the second quarter were $110,000 for 1996 and $4,000 for 1995. For the first six months of 1996, total hardware and other revenues were $111,000, as compared to $17,000 for the same period in 1995. The increase is primarily due to the Company's acquisition of Information Strategies Incorporated ("ISI"), a re-seller of certain hardware products, in April 1996. Hardware and other revenue should decline due to the Company's decision to discontinue ISI's re-sale operations.


Cost of Software License Fees

The second quarter of 1996 cost of software license fees declined 40.0% to $33,000 in 1996 from $55,000 in the same period of 1995.
For the first six months of 1996, total cost of software license fees was $117,000, a decline of 40.0% from the first six months of 1995 cost of software license fees of $195,000. The Company continues to expense all software development costs as product development expenditures as incurred and anticipates doing so in future periods.


Cost of Services and Maintenance

The second quarter of 1996 cost of services and maintenance increased 40.9% to $3.1 million in 1996 from $2.2 million in the second quarter of 1995. For the first six months of 1996, total cost of services and maintenance was $6.0 million, representing a 38.7% increase over the first six months of 1995 cost of services and maintenance of $4.3 million. The cost of services and maintenance has increased in 1996 due to the Company's hiring of additional software engineers, customer service representatives, and installers in anticipation of increased numbers of Catalyst WMS implementations. The number of employees in services and maintenance increased to 170 at June 30, 1996 from 82 at June 30, 1995.

Product Development

Product development expenses as a percentage of total revenues for the second quarter of 1996 increased to 17.0% from 12.7% in the second quarter of 1995. For the first six months of 1996, product development expenses as a percentage of total revenues increased to 15.9% from 12.8% for the same period in 1995. Actual product development expenses increased 80.3% to $1.0 million in the second quarter of 1996 from $583,000 in the second quarter of 1995. For the first six months of 1996, actual product development expenses were $2.0 million, compared to $1.1 million for the same period in 1995, representing an increase of 86.4%. The increase in product development costs is primarily due to an increase in personnel related to development and support of new and enhanced products. The product development staff consisted of 54 and 32 employees at June 30, 1996 and June 30, 1995, respectively.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the second quarter of 1996 decreased to 20.8% from 23.6% in the second quarter of 1995. For the first six months of 1996, sales and marketing expenses as a percentage of total revenues decreased to 19.7% from 25.6% for the same period in 1995.
Actual sales and marketing expenses increased 18.3% in the second quarter of 1996 to $1.3 million from $1.1 million in the second quarter of 1995. For the first six months of 1996, actual sales and marketing expenses were $2.5 million, compared with $2.2 million for the same period in 1995, representing an increase of 15.8%. While sales and marketing expenses as a percentage of total revenues has declined, the increase in sales and marketing expenses is due to the increased number of sales and marketing employees from 23 at June 30, 1995 to 32 at June 30, 1996 and an increase in international marketing efforts.

General and Administrative

General and administrative expenses as a percentage of total revenues for the second quarter of 1996 increased to 10.7% from 6.8% in the second quarter of 1995. For the first six months of 1996, general and administrative expenses as a percentage of total revenues increased to 9.8% from 8.6% in the same period in 1995. Actual general and administrative expenses increased 112.0% to $665,000 in the second quarter of 1996 from $314,000 in the second quarter of 1995. For the first six months of 1996, actual general and administrative expenses were $1.2 million, compared to $720,000 for the same period in 1995, representing an increase of 71.5%. There were 19 and 12 employees in general and administrative roles at June 30, 1996 and June 30, 1995, respectively. The increase in general and administrative expenses is due to increased personnel costs related to the enhancement of the infrastructure of the Company, evidenced primarily by an increase in the number of management personnel.


Purchased Research and Development

The Company incurred a one-time charge of $2.0 million in the second quarter of 1996 related to the purchase of ISI. This charge represented the write-off of purchased research and development, as required by accounting principles. Such purchased research and development had not reached technological feasibility and does not have alternative future uses.


Other Income and Expense

Interest income for the second quarter of 1996 was $290,000 which was offset by $47,000 of interest expense, compared to $6,000 of interest income offset by $74,000 of interest and other expenses in the second quarter of 1995. For the first six months of 1996, interest income was $552,000 which was offset by $57,000 of interest expense, while in the first six months of 1995 interest income of $20,000 was offset by $101,000 of interest and other expenses. The increase in interest income was due to increased account balances due primarily to investment of the proceeds from the Company's initial public offering.


Income Tax Expense

No income tax expense was recorded for the second quarter of 1996 due to the Company's net loss position. The $240,000 of tax expense provided for the six months ended June 30, 1996 relates to amounts owed under the alternative minimum tax rules. No tax expense was recorded for the quarter and six months ended June 30, 1995 due to the Company's net loss position. No deferred tax expense has been recorded in either quarter or six month period as the Company continues to record a valuation allowance to reserve for the net deferred tax asset.


Liquidity and Capital Resources

Net cash used in operating activities was $384,000 for the six months ended June 30, 1996, and $233,000 for the six months ended June 30, 1995. The increase in net cash used in operations in the first six months of 1996 from the first six months of 1995 is due primarily to the increase in the Company's net loss generated through the non-cash write off of purchased research and development from the ISI acquisition. The Company used $1.3 million cash in operations due to an increase in accounts receivable; however, the Company would have experienced a net income of $1.0 million had the write-off not occurred.

Investing activities used cash of $2.6 million in the first six months of 1996 compared to $871,000 in the first six months of 1995.
The increase in cash used for investing activities is due primarily to the purchase of ISI.

As of June 30 1996, the Company had $19.6 million in cash, cash equivalents and marketable securities, which consist primarily of high-quality municipal bonds. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of June 30, 1996, there were no amounts outstanding under the Revolving Credit Facility.

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

PART II.  OTHER INFORMATION:

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on April
29, 1996, the following individuals were re-elected to serve on the Company's Board of Directors until the 1999 annual meeting of stockholders:

                              Votes For      Votes Withheld
     Vaemond H. Crane         6,287,742           2,657
     Thomas S. Roberts        6,287,741           2,658

The following proposals were approved at the Company's Annual
Meeting:

  1.  Amendment of the Company's 1993 Stock Option Plan (the
"Option Plan"), to (a) increase the shares of Common Stock available for purchase under options granted pursuant to the Option Plan from 1,845,749 to 3,000,000; (b) extend the period of time during which representatives of the estates of deceased participants under the Option Plan have to exercise options following death of the participant from 30 days to six months; and (c) allow participants to pay the exercise price for the options in other than cash at the discretion of the Compensation Committee and to eliminate the requirement that a participant who exercises options under the Option Plan execute a stockholders agreement.

     Affirmative Votes:  5,371,865
     Negative Votes:  854,714
     Votes Withheld:  2,820
     Broker Non-Votes:  61,000

  2. Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company's 1996 fiscal year.

     Affirmative Votes:  6,214,425
     Negative Votes:  16,057
     Votes Withheld:  59,917


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number           Description

     10   1993 Stock Option Plan, as Amended
     11   Statement re: Computation of Per Share Earnings
     27   Financial Data Schedule

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1996.

                            SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated August 9, 1996          By:  /s/ Vaemond H. Crane
                                   Vaemond H. Crane
                                   President and Chief Executive
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated August 9, 1996          By:  /s/ Lisa Sanregret-Williams
                                   Lisa Sanregret-Williams
                                   Vice President and Chief
                                   Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.

                            Exhibit 10


TEXT OF 1993 STOCK OPTION PLAN, AS AMENDED
                  (Amended as of April 29, 1996)

     1. Purpose. The purpose of this Plan is to provide additional incentive compensation to certain key employees of Catalyst International, Inc. (the "Company") and to provide them with an opportunity to acquire an equity interest in the Company. Stock options granted under this Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and any successor thereto, or stock options which are not qualified as incentive stock options under the Code ("nonqualified stock options"). Each stock option granted under this Plan shall be clearly identified as either an incentive stock option or a nonqualified stock option at the time of grant.

     2. Eligible Employees. Options to purchase $0.10 par value common stock of the Company (the "Common Stock") under this Plan may be granted to employees of the Company, or of any present or future subsidiary or parent of the Company, who are key employees. For this purpose, and for all purposes under this Plan, a parent or subsidiary of the Company shall be a "parent corporation" or a "subsidiary corporation" of the Company as defined in Sections 424(e) and 424(f) of the Code. An employee who is a member of the class of employees and an eligible employee who has been granted an option shall herein after be referred to as a "Participant." An employee who has been granted an option under the Plan may be granted additional options under the Plan if the Committee shall so determine. In addition, the Committee may at any time, regardless of the then current fair market value of the Common Stock, grant new options to a Participant in exchange for the surrender, at the option of the Participant, of a previously granted option. The Company shall effect the granting of options under the Plan by execution of Incentive Stock Option Agreements and Nonqualified Stock
Option Agreements which shall contain, among other things, such representations, warranties and other terms and conditions as shall be necessary in the opinion of counsel to the Company to comply with all applicable Federal and state securities laws.

     3. Shares Available for Options. There shall be available for purchase under options granted pursuant to this Plan a total of three million (3,000,000) shares of the Common Stock, subject to adjustment as provided in Paragraph 9.1 hereof. In the event that options which have been granted under this Plan lapse, expire or terminate for any reason (whether by voluntary surrender, lapse of time, termination of employment or otherwise), to the extent that such options were unexercised, options for an equivalent number of shares may be granted hereunder; provided, however, in no event shall the number of shares purchase through the exercise of options granted under this Plan and the number of shares subject to options outstanding at any time exceed in the aggregate three million (3,000,000) shares of the Common Stock.

     4. Maximum Calendar Year Grant to Any Employee. The aggregate fair market value (determined at the time the option is granted) of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year under this Plan (and under all other plans of the Company or any parent or subsidiary of the Company) shall not exceed $100,000 per employee, and/or any other limit as may be prescribed by the Code from time to time.

     5.   Administration.

     5.1 The Committee. The Plan shall be administered by the Stock Option Committee (the "Committee") which shall be comprised of at least two (2) persons. The members of the Committee shall be appointed from time to time by the Board of Directors of the Company. A majority of the members of the Committee shall constitute a quorum at any meeting thereof and the acts of a majority of members present at any meeting of the Committee at which a quorum is present, or acts unanimously approved in writing by a majority of the entire Committee, shall be the acts of the Committee.

     5.2 Power of the Committee. The Committee is authorized and shall have plenary authority in its discretion, subject only to the provisions of the Plan and the applicable provisions of the Code, to determine the exercise prices applicable to options, the eligible employees to whom and the time or times at which options shall be granted, the number of shares of Common Stock subject to each option and the extent to which options may be exercisable in installments; to interpret the Plan; to prescribe, amend and rescind rules and regulations pertaining to the Plan; and to make determinations and interpretations which it deems consistent with the Plan's provisions. The Committee's determinations and interpretations shall be final, conclusive and binding.

     6.   Terms and Conditions of Options.

     6.1 Option Price. The purchase price of each share of Common Stock under each incentive stock option granted pursuant to this Plan shall be the fair market value thereof at the date of grant of such option, unless the Participant owns (applying the attribution rules of Section 424(d) of the Code) more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of a subsidiary or parent of the Company (hereinafter referred to as a "10% Shareholder"), in which case the per share price shall be at least one hundred ten percent (110%) of the fair market value per share of the Common Stock of the Company at the date of grant of such option. The fair market value of the Common Stock on the date each option is granted shall be the market value determined by an independent third-party appraiser or by the Committee in conformity with pertinent law and applicable regulations and rulings of the Treasury Department.

     6.2  Exercise Period.

          (a) No option granted pursuant to this Plan shall be exercisable after the expiration of ten (10) years (five (5)years if the Participant holds an incentive stock option and is a 10% Shareholder) from its date of grant and it shall lapse upon the expiration of said ten (or five) year period unless it shall lapse at an earlier date by reason of termination of employment as provided in Paragraph 6.3, below, or as otherwise determined by the Committee. The Committee may, in its sole discretion, require that a Participant be employed by the Company or a subsidiary or parent of the Company for a designated number of years prior to the exercise by him of any option or portions of options granted pursuant to this Plan, and may, in its sole discretion, determine the exercise dates on which options or portions of options may be exercised by a Participant. Any such requirements or limitations may subsequently be reduced or waived by the Committee in its sole discretion, unless such reduction or waiver is prohibited by the Code or other applicable law.

          (b) If under this Plan options are granted over a class of equity securities which is registered pursuant to Section 2 of the Securities Exchange Act of 1934, as amended (the "Exchange
Act"), then with respect to any option over such equity security granted to a Participant who is subject to Section 16(b) of the Exchange Act, such option shall provide that at least six months shall have elapsed from the date of grant of such option to the date of disposition of such option or any such equity security acquired upon exercise of such option.

          (c) Prior to the Company becoming subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, it is intended that the offer and sale of Common Stock pursuant to options granted under this Plan shall be exempt under applicable exemptions (the "Federal Exemptions") of the Securities Act of
1933, as amended (the "Securities Act") and the rules promulgated thereunder. It is also intended that the offer and sale of Common Stock pursuant to options granted under this Plan shall be exempt from registration under the securities laws of any state pursuant to applicable exemptions under such laws (the "Blue Sky
Exemptions"). Notwithstanding anything else in this Plan to the contrary, until the offer and sale of Common Stock pursuant to options granted hereunder have been registered under the Securities Act granted hereunder, including the number of options, the aggregate offering price, and the ability to exercise such options shall be subject to the requirements and limitations of the Federal Exemptions and the Blue Sky Exemptions.

     6.3 Termination of Employment. If the employment of any Participant with the Company, and any subsidiary or parent corporation of the Company, is terminated, the following shall apply:

          (a) Except in the case of a Participant's death as provided for in Paragraph 6.3(b), below, the Participant shall have thirty (30) days from the date of termination of employment to exercise any option granted hereunder as to all or part of the shares under such option, subject to the condition that no option shall be exercisable at such time as the exercise thereof would result in a violation of federal or state securities laws or subsequent to ten (10) years (five
(5) years if the Participant holds an incentive stock option and is a 10% Shareholder) after date of grant, and provided that at the time of termination the Participant had a present right to exercise such option. To the extent an option is not exercised within such period, it shall lapse.

          (b) If the Participant's termination of employment is due to his death, the personal representative, administrator or other representative of the estate of the deceased Participant or the person or persons to whom the deceased Participant's rights under the option shall pass by will or the laws of descent and distribution, as the case may be, shall have the right to exercise any option granted pursuant to this Plan as to all or part of the shares subject to such option to the extent exercisable at the date of the Participant's death. Such option must be exercised within six (6) months after the date of the Participant's death, subject to the condition that no option shall be exercisable at such time as the exercise thereof would result in a violation of federal or state securities laws or subsequent to ten (10) years (five (5) years if the Participant holds an incentive stock option and is a 10%
Shareholder) after the date of grant. To the extent an option is not exercised within such period, it shall lapse.

          (c) The Committee may in its sole discretion increase the periods permitted for exercise of any option following a termination of employment as provided in Subparagraphs 6.3(a) and (b), above, if allowable under applicable laws; provided, however, in no event shall an option be exercisable subsequent to ten (10) years after the date of grant.

          (d) The transfer of employment from a subsidiary or parent of the Company to the Company or to a subsidiary or parent of the Company or vice versa shall not be considered to constitute termination of employment by a Participant.

     6.4 Transferability of Options. During his lifetime a Participant may not transfer any option granted to him pursuant to this Plan and such options shall be exercisable only by the Participant. Upon his death a Participant shall have the right to transfer the option or options granted to him either by the terms of his will or under the applicable laws of descent and distribution, subject to the limitations set forth in Paragraph6.3(b), above, and all such distributees shall be subject to the same terms and conditions of this Plan as would the Participant, except as otherwise expressly provided herein or as determined by the Committee.

     6.5 Exercise of Options. Subject to the limitations stated elsewhere in this Plan, options granted pursuant to this Plan will be exercisable on such dates and during such periods and for such number of shares as shall be determined by the Committee. An option granted pursuant to this Plan shall be exercisable by delivering to the Chief Financial Officer of the Company at its principal business office a written notice designating the number of shares for which it is being exercised. Payment in full in cash for the number of shares for which the options have been exercised must accompany said written notice; provided that the Committee shall have the power and authority to designate from time to time other forms of payment of the exercise price for such options and in such event, payment for the number of shares for which the options have been exercised shall be made in the manner and at the times so designated by the Committee. The Company shall have the right to delay the issue or delivery of any shares of Common Stock under this Plan until (a) the completion of such registration or qualification of such shares under any applicable federal or state law, ruling or regulation as the Company shall determine to be necessary or advisable and(b) receipt from the Participant of such documents and information as the Committee may deem necessary or appropriate in connection with such registration or qualification.

     7. Purchase for Investment. Unless at the time of exercise of an option a registration statement under the Securities Act relating to the shares of Common Stock being acquired has been declared effective by the Securities and Exchange Commission and continues to be effective, each Participant electing to purchase shares upon the exercise of an option granted to him pursuant to his Plan shall be required to give a written representation that he is acquiring such shares for his own account for investment and not with a view to, or for sale in connection with, the resale or distribution of any such shares. A Participant shall acknowledge that he understands that by "investment" it is meant that he is acquiring such shares because of his desire to acquire a proprietary interest in the Company and because of prospects of future long-term appreciation in the value of such shares. Such
Participant shall further acknowledge his understanding that such shares are not being registered under the Securities Act on the ground that the issuance of shares pursuant to the exercise of any option granted to him under this Plan is exempt under that Act as not involving any public offering and that the basis for such exemption would not be present if, notwithstanding such representations, the Participant had in mind acquiring such shares for resale on the occurrence or nonoccurrence of some predetermined event. Each Participant shall further agree that he will not sell or transfer any shares purchased upon exercise of an option until he request and receives an opinion by the Company's counsel or other counsel satisfactory to the Company to the effect that such proposed sale or transfer will not result in a violation of the Securities Act or a Registration Statement covering the sale or transfer of the shares has been declared effective by the Securities and Exchange Commission, or he obtains a no-action letter from the Securities and Exchange Commission with respect to the proposed transfer.

     8. Restrictions on Transfer and Right or Repurchase. Any shares purchased pursuant to options granted hereunder may be subject to certain restrictions on the transferability thereof which restrictions shall be more fully described in a Stockholders
Agreement (the "Stockholders Agreement") to be executed by and between the Participant and the Company at the time an option is granted. The terms of the Stockholders Agreement will be established by the Committee in its sole discretion. The
Stockholders Agreement may require, among other things, that if a Participant or his estate desires to sell, transfer, pledge, gift or otherwise dispose of any part of his Common Stock during his lifetime or upon his death, the Company shall have the right, if it so elects, to purchase from such Participant or his estate and the Participant or his estate shall be required to sell to the Company, such stock at its then fair market value. In addition, the Stockholders Agreement may provide that if a Participant's employment with the Company terminates for any reason, including without limitation the death, disability or retirement of such participant, the Company shall have the right, if it so elects, to purchase from such Participant or his estate, and such Participant or his estate shall be required to sell to the Company, such stock at the price or prices, and pursuant to the procedures, set forth in the Stockholders Agreement. The Stockholders Agreement may also provide that the purchase price for any stock purchased by the Company pursuant thereto shall be payable in installments over a period not to exceed ten years. There shall be stamped on the certificates representing shares purchased upon the exercise of any option granted pursuant to the Plan an appropriate legend giving notice of the Stockholders Agreement, the acquisition of such shares for investment and the restrictions on their transfer by reason thereof, and any other matters deemed appropriate by counsel to the Company.

     9.   Miscellaneous.

     9.1 Adjustments. In the event there is any increase or decrease in the number of issued and outstanding shares of any class of common stock of the Company, or in the number of issued and outstanding share of any class of stock of the Company convertible into shares of any class of common stock of the Company, by reason of a stock dividend, stock split, reverse stock split, or similar adjustment or in the event of any change in the Company or in the issued and outstanding shares of the common stock of the Company by reason of a recapitalization, merger, consolidation, acquisition of stock or property, reorganization, liquidation, initial public offering, or other significant event affecting the Company or the issued and outstanding shares of the Common Stock, the number of shares of Common Stock available for options provided in Paragraph 3 hereof, the number of shares subject to each outstanding option, the purchase price per share under each outstanding option, and/or the consideration to be received upon the exercise of each option shall be correspondingly adjusted as deemed equitable by the Committee or each outstanding option may be converted, at the sole discretion of the Committee, into a new option to purchase such number or kind of shares of stock or other securities with appropriate adjustment of the purchase price per share as the Committee deems appropriate to reflect such change. In addition, the Committee shall, in its sole discretion, have authority to provide, in appropriate cases, for (i) waiver in whole or in part of any remaining restrictions or vesting requirements in connection with any option and/or (ii) the conversion of any outstanding options into cash or other property to be received in certain of the transactions specified above. Any adjustment, waiver, conversion or the like carried out by the Committee under this Paragraph shall be conclusive and binding for all purposes of the Plan. In no event shall the aggregate fair market value(determined at the time the option is granted) of the stock with respect to which incentive stock options are exercisable for the first time during any calendar year under this Plan (and under all plans of the Company or any parent or subsidiary of the Company) exceed $100,000 per employee as a result of adjustments made under this Paragraph 9.1

     9.2 Fractional Shares. No fractional shares of stock shall be issued upon the exercise of any option and the Company shall not be under any obligation to compensate any Participant in anyway for any such fractional share.

     9.3 Reservation of Shares. The Company shall at all times reserve an keep available such number of shares of its Common
Stock as shall be necessary for the exercise of all options which may be granted pursuant to Paragraph 3, above. Said shares may be in the form of treasury shares or authorized but previously unissued shares, or both. If in the opinion of its counsel the issue or sale of any shares of its stock hereunder shall not be lawful for any reason, including the inability of the Company to obtain from any regulatory body having jurisdiction authority deemed by such counsel to be necessary to such issuance or sale, the Company shall not be obligated to issue or sell any such shares.

     9.4 No Obligation for Employment. The Plan shall not impose any obligation on the Company to continue the employment of any Participant or eligible employee.

     9.5 Indemnification of Committee. Each person who is a member of the Committee shall be indemnified and held harmless by the Company against and for any loss, cost, liability, or expense, including attorneys' fees, that may be imposed upon or be reasonably incurred by him in connection with or resulting from any claim, action, writ or proceeding to which he may be a party or in which he may be involved by reason of any action taken or failure to act under the Plan and against and from any and all amounts paid by him in settlement thereof, with the Company's approval, or paid by him in satisfaction of judgment in any such action, suit or proceeding against him, except in relation to matters as to which it shall be adjudged in such claim, action, suit or proceeding, that such Committee member is liable for gross negligence or willful misconduct in the performance of his duties. Each such person shall give the Company an opportunity, at its own expense, to handle and defend the same before he undertakes to handle and defend it on his own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such person may be entitled under the Company's Certificate of Incorporation or By-Laws, as amended, as a matter of law, or otherwise, or any power that the Company may have to indemnify them and hold them harmless.

     9.6 Rights as a Shareholder. No holder of an option granted pursuant to this Plan shall have any rights as a shareholder of the Company with respect to any shares covered by his option until the date such shares are issued pursuant to the exercise of such option.

     9.7 Taxes. The Company shall be entitled to pay or withhold the amount of any tax which it believes is required as a result of the grant or exercise of any option under the Plan, and the Company may defer making delivery with respect to shares of Common
Stock obtained pursuant to the exercise of any option until arrangements satisfactory to it have been made with respect to any such withholding obligations.

     10. Termination and Amendment. This Plan shall become effective upon approval by the Board of Directors of the Company, and, unless previously terminated, shall continue until the date ten
(10) years following the date of such approval, when it shall terminate; no options shall be granted under the Plan after that date. The Plan may at any time and from time to time be terminated, modified, or amended by the Board of Directors of the Company in its sole discretion; provided, however, that the Board of Directors may not, unless otherwise permitted under federal law, without the approval of the Company's shareholders, adopt any amendment to the Plan for which shareholder approval is required under tax, securities or any other applicable law. No termination, modification or amendment of the Plan may, without the consent of the Participant, materially adversely affect the rights of such Participant under an outstanding option.

     The Committee may amend, modify or terminate an outstanding option, including, but not limited to, substituting another award of the sale or of a different type, hanging the date of exercise, or converting an incentive stock option into a nonqualified stock option; provided, however that the Participant's consent to such action shall be required unless the Committee determines that the action, taking into account any related action, would not materially adversely affect the Participant.

     11. Other Benefit and Compensation Programs. Benefits received by a Participant under an option granted pursuant to the Plan shall not be included in, or have any effect on, the determination of benefits under any other employee benefit plan, contract, or similar arrangement provided by the Company, unless expressly so provided by such other plan, contract, or arrangement, or unless the Committee expressly determines otherwise.

     12. Use of Words. The use of words of the masculine gender in this Plan is intended to include, whenever appropriate, the feminine or neuter gender and vice versa.

                            Exhibit 11


         STATEMENT RE: COMPUTATION OF PER SHARE
EARNINGS
         (amounts in thousands, except per share amounts)



                                    Three months ended June 30,
                                           1996      1995

Average shares outstanding                8,152     1,295
Net effect of conversion of
 options and warrants (a)                   367       275
Net effect of conversion of
 preferred stock (b)                          -     4,764
Stock, options and warrants
 issued within one year of
 initial filing (c)                           -       304
                                          -----     -----
     Total                                8,519     6,638
                                          =====     =====

Net income (loss) applicable
 to common stock                        ($1,668)   $  324
Dividends on preferred stock                 -       (125)
                                         ------     -----
                                         (1,668)      199
           ======     =====

Net income (loss) per share
 to common stock                        ($ 0.20)  $  0.03
                                        =======   =======

- -----------------------
(a) Computed using the "treasury stock" method
(b) Computed using the "if-converted" method
(c) Included in accordance with Staff Accounting Bulletin No. 83

                            Exhibit 11


         STATEMENT RE: COMPUTATION OF PER SHARE
EARNINGS
         (amounts in thousands, except per share amounts)



                                     Six months ended June 30,
                                           1996      1995

Average shares outstanding                8,138     1,296
Net effect of conversion of
 options and warrants (a)                   342        (d)
Net effect of conversion of
 preferred stock (b)                          -     4,764
Stock, options and warrants
 issued within one year of
 initial filing (c)                           -      (304)
                                          -----     -----
     Total                                8,480     6,364
                                         ======    ======

Net income (loss) applicable
 to common stock                        ($  937)  ($  127)
Dividends on preferred stock                  -         -
                                        -------   -------
                                        ($  937)  ($  127)
                                        =======   =======

Net income (loss) per share
 to common stock                        ($ 0.11)  ($ 0.02)
                                        =======   =======

- -----------------------
(a) Computed using the "treasury stock" method
(b) Computed using the "if-converted" method
(c) Included in accordance with Staff Accounting Bulletin No. 83
(d) Common stock equivalents and other potentially dilutive securities were anti-dilutive in this period