Form 10QSB
period 1996-09-30
CATALYST INTERNATIONAL INC
filed 1996-11-14
CIK 915508

United States
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                          FORM 10-QSB


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934
   	For the quarterly period ended September 30, 1996

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

As of November 1, 1996, 7,958,170 shares of the issuer's common stock were outstanding.


This report contains 16 pages.  	There are 2 exhibits.

                      CATALYST INTERNATIONAL, INC.

                             FORM 10-QSB

                                INDEX


                                    											  Page
PART I.	Financial Information	              			   No.

 Item 1.	Financial Statements:

		Balance Sheets - September 30, 1996 and
		  December 31, 1995 ............................ 3

		Statements of Operations - Three months
		  ended September 30, 1996 and 1995 ............ 5

		Statements of Operations - Nine months
		  ended September 30, 1996 and 1995 ............ 6

		Statements of Cash Flows - Nine months
		  ended September 30, 1996 and 1995 ............ 7

		Notes to Financial Statements .................. 8

 Item 2.	Management's Discussion and Analysis or
		  Plan of Operation ............................ 9

PART II.	Other Information:

 Item 6.	Exhibits and Reports on Form 8-K ....... 15

		Signatures .................................... 16

PART I.	FINANCIAL INFORMATION:

	Item 1.	Financial Statements


                          Balance Sheet
                          (in thousands)

                             ASSETS


                                   								   Sept. 30,   Dec. 31,
                                   								        1996	      1995
                                  								  (unaudited)

Current Assets:
Cash and cash equivalents	                   			$   243    $ 3,730
Short-term investments					                      16,357     19,883
Accounts receivable						                         8,353   	  6,835
Refundable income taxes					                        194 	       87
Prepaid expenses						                              496	       374
                                       									-------  	 -------
	Total Current Assets				                        25,643	    30,909

Equipment and Leasehold Improvements:
Computer hardware and software	               		  3,030   	  2,141
Office equipment						                            2,105   	  1,730
Leasehold improvements		                     			    771	       476
                                       									-------   	-------
                                       									  5,906	     4,347
Less accumulated depreciation		               		 (1,874)  	 (1,277)
                               						        			-------   	-------
	Total Equipment and Leasehold Improvements			    4,032      3,070

Other Assets:
Capitalized software development costs	              53	       105
                                         								------    -------
	Total Other Assets                        					     53	       105
                                       									-------	   -------
	Total Assets						                             $29,728	   $34,084
                                       									=======   	=======
See accompanying notes

                         Balance Sheet
               (in thousands, except share data)

             LIABILITIES AND STOCKHOLDER'S EQUITY


                              							        Sept. 30,  Dec. 31,
                                  								        1996	     1995
                                  								 (unaudited)

Current Liabilities:
Accounts payable			                     		     $   616  	$ 1,114
Accrued liabilities                      						    759	      477
Deferred software license fees			                   25 	     297
Deferred services and maintenance	           		  1,103	    1,770
Current portion of long-term debt			                50	      123
                                      									 ------	  -------
	Total Current Liabilities                  			  2,553	    3,781

Noncurrent Liabilities:
Long-term debt			                          				    145	      324
Deferred service and maintenance            			    360	      384
Deferred rent			                           				    329       344
                                     									  ------	  -------
	Total Non-Current Liabilities	              		    834	    1,052
                                      									 ------  	-------
	Total Liabilities	                        				  3,387	    4,833

Stockholders' Equity:
Common stock, $.10 Par Value;
  25,000,000 shares authorized; 	            		    849	      842
  	shares issued: 8,492,302 in 1996
	and 8,421,323 in 1995
Additional paid-in capital		                 		 31,067	   31,124
Accumulated deficit				                      		 (3,840) 	 (1,665)
Treasury stock, at cost: 414,132 shares
  of common stock in 1996 and 300,000
  shares in 1995			                         			 (1,735)	  (1,050)
                                      									-------	  -------
Total Stockholder's Equity	                 			 26,341	   29,251
                                      									-------	  -------
Total Liabilities and Stockholder's Equity	    $29,728   $34,084
                                      									=======	  =======

See accompanying notes

                           Statement of Operations
                  (in thousands, except per share amounts)
                                 (unaudited)


                                  								   Three Months Ended
                                     									  September 30,
                                   								     1996     1995

Revenues:
Software license fees                    					$1,309	  $2,813
Services and maintenance	                 				 3,374  	 2,676
Hardware and other						                          	-       74
                                     									------	  ------
	Total Revenues                          					 4,683	   5,563

Operating Expenses:
Cost of license fees	                     				    73	     130
Cost of services and maintenance			            2,862	   2,354
Product development				                     		 1,114      679
Sales and marketing						                      1,204	   1,132
General and administrative	                			 1,131	     398
                                     									------	  ------
	Total Operating Expenses                 				 6,384	   4,693
                                     									------	  ------
Income (loss) from operations             				(1,701)	    870

Other income (expense)	                   				   223	     (50)
                                     									------	  ------
Income (loss) before provision
  for income taxes		                      				(1,478)	    820

Provision (benefit) for income taxes		          (240)   		  -
                                      								------  	------
Net income (loss)					                       ($1,238)  $  820
                                     									======	  ======

Pro forma net income (loss) per share	        $(0.15)	 $  .12

Shares used in computing pro forma net
  income (loss) per share				                  8,119    6,622


See accompanying notes

                           Statement of Operations
                 (in thousands, except per share amounts)
                                 (unaudited)


                               								     Nine Months Ended
                                   									   September 30,
                                     									  1996	  1995

Revenues:
Software license fees		                   			$ 7,170	$ 7,103
Services and maintenance			                		 10,009 	 6,756
Hardware and other						                         111      91
                                    									 ------	 ------
	Total Revenues						                         17,290	 13,950

Operating Expenses:
Cost of license fees					                        190	    325
Cost of services and maintenance			            8,815	  6,645
Cost of hardware and other				                     -	      4
Product development						                      3,119	  1,754
Sales and marketing						                      3,691	  3,280
General and administrative				                 2,366	  1,118
Write-off of purchased research
  and development						                        2,002 		 -
                                    									 ------  ------
	Total Operating Expenses				                 20,183  13,126
                                    									 ------	 ------
Income (loss) from operations				             (2,893)	   824
Other income (expense)					                      717	   (131)
                                    									 ------	 ------
Income (loss) before provision
  for income taxes						                      (2,176)	   693
Provision for income taxes                   					 -		     -
                                    									 ------	 ------
Net income (loss)					                       $(2,176)	$  693
                                    									 ======	 ======

Pro forma net income (loss) per share		      $ (0.27)	$ 0.10

Shares used in computing pro forma net
 income (loss) per share			                 	  8,132	  6,641


See accompanying notes

                       Statements of Cash Flows
                           (in thousands)
                            (unaudited)

                                 								        Nine months ended
                                								            September 30,
                                   								     	   1996 	   1995

Operating Activities:
Net income (loss)					                          	($2,176) 	$  693
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
Depreciation and amortization				                    652	     478
Compensation expense on stock options	   	            22       21
Write-off of purchased research
  and development						                            2,002	       -
Loss on disposal of equipment				                    	 -	      22
Changes in operating assets and liabilities:
	Short term investments	                      			  3,526	       -
	Accounts receivable					                         (1,426)	 (1,510)
	Prepaid expenses					                              (115) 	  (183)
	Accounts payable					                              (556)	   (273)
	Accrued liabilities					                           (161)	    (79)
	Deferred services and maintenance		                (692)	    754
	Deferred software license fees		                   (271) 	   (85)
	Deferred rent						                                 (15)	     64
	Income taxes						                                 (107)	    (47)
                                        									 ------	  ------
Total adjustments						                            2,859	    (838)
Net cash provided by (used in)
  operating activities					                          682     (145)

Investing Activities:
Purchase of equipment and leasehold
  improvements	                            						 (1,525) 	(1,145)
Additions to capitalized software costs			             -	     (76)
Purchase of Information Strategies, Inc.	         (1,499)	      -
Other                                              			 - 	      4
                                   									     -------  	------
Net cash used by investing activities		           (3,024)  (1,217)

Financing Activities:
Proceeds from long-term debt                      					-	     500
Payments on long-term debt				                      (389)	   (236)
Expenses related to initial public offering	         (83)       -
Proceeds from stock options exercised           	      7        4
Purchase of treasury stock				                      (679)	      -
Dividends paid							                                  -	     (74)
                                        									-------  	-------
   Net cash provided by (used in)
	financing activities		                        		 (1,144)     194
                                        									 ------	  ------
Net decrease in cash					                         (3,487)	 (1,168)

Cash and cash equivalents at the
  beginning of period					                         3,730 	  1,359
                                        									 ------	  ------
Cash and cash equivalents at the
  end of the period					                        	 $  243	  $  191
                                        									=======	 =======
See accompanying notes

           NOTES TO FINANCIAL STATEMENTS
               September 30, 1996
                  (Unaudited)


1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1995.

2. Acquisition of Information Strategies, Inc. ("ISI")

In the second quarter of 1996, the Company acquired all outstanding common stock of ISI for $1,500,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon fair values at the date of acquisition. The assets acquired included purchased research and development totaling $2,002,000. Such purchased research and development was immediately charged to operations in the second quarter of 1996 as technological feasibility had not been reached and such research and development does not have alternative future uses. The operating results of ISI have been included in the statement of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.

3.  Pro Forma Net Income Per Share of Common Stock

Pro forma net income per share of common stock is computed based on the weighted average number of shares of common stock outstanding for each period presented and, for each period of 1995 through the Company's initial public offering ("IPO") in

November, assumes the conversion of all outstanding shares of Series A, B, C and D preferred stock into common stock effective at the beginning of each period presented. Pro forma net income per share of common stock also includes the dilutive effect of stock options calculated using the "treasury stock method" (using the IPO price per share prior to November 1995 and the actual market price thereafter).

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock sold and stock options granted by the Company during the 12 months immediately preceding the initial filing of the Registration Statement for the IPO have been included as common stock equivalents as if they were outstanding for each period presented, whether or not dilutive, because the sale or option price per share was below the IPO price per share.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Total Revenues

The Company's total revenues for the third quarter of 1996 were $4.7 million, which represented a decrease of 15.8% over third quarter 1995 total revenues of $5.6 million. For the first nine months of 1996, total revenues were $17.3 million, representing an increase of 23.9% over 1995 total revenues of $14.0 million for the same period. The increase in total revenues for the nine month period is due, in part, to increased services and maintenance revenues resulting from the increased number of Catalyst WMS implementations, rollouts of additional sites on corporate licenses, upgrades to new releases of Catalyst WMS and renewals of maintenance agreements.


International revenues were $1.3 million in the third quarter of 1996 and 1995, and represented 27.7% of total revenues for the third quarter of 1996 compared to 23.2% in the same period of 1995. For the first nine months of 1996, total international revenues were $3.6 million, the same as for the first nine months of 1995. For the first nine months of 1996, international revenues represented 20.8% of total revenues as compared to 25.7% for the first nine months of 1995. This decrease in international revenues as a percentage of total year to date revenues is due, in general, to the slower than anticipated start-up of the Company's South American operations.

Software License Fees

The third quarter of 1996 software license fee revenues of $1.3 million represented a decrease of 53.5% over the third quarter of 1995 software license fee revenues of $2.8 million, attributable to decreased license fee revenues for sales of Catalyst WMS in the quarter. For the first nine months of 1996, total software license fee revenues were $7.2 million, remaining relatively unchanged from 1995 software license revenues of $7.1 million for the same period. Although the Company has been experiencing a lengthening of the sales cycle in domestic and international markets, the Company believes that Catalyst WMS Release 6.0 was well received in the market. The Company will begin to sell Catalyst WMS Release 7.0 in the fourth quarter of 1996, which will be available for delivery in the first quarter of 1997.


Services and Maintenance

Services and maintenance revenues increased 26.1% to $3.4 million in the third quarter of 1996, up from $2.7 million in the third quarter of 1995. The components of services and maintenance revenues as a percentage of total revenues in the third quarter of 1996 were 36.2% for software modifications, 21.0% for professional services and 14.9% for maintenance agreements compared with 24.1%, 16.1% and 8.0%, respectively, in the third quarter of 1995. For the first nine months of 1996, total services and maintenance revenues were $10.0 million, representing an increase of 48.1% over the first nine months of 1995 service and maintenance revenues of $6.8 million. Services and maintenance revenues increased in the third quarter and year to date periods due to the increased number of Catalyst WMS implementations, rollouts of additional sites on corporate licenses, upgrades to new releases of Catalyst WMS and renewals of maintenance agreements.


Hardware and Other

Hardware and other revenues do not represent a material percentage of total revenues in the third quarter of either 1996 or 1995. Total hardware and other revenue for the third quarter were zero for 1996 and $74,000 for 1995. For the first nine months of 1996, total hardware and other revenues were $111,000, as compared to $91,000 for the same period in 1995. The increase in the year to date period is primarily due to resale of certain hardware products through ISI. The decrease in the third quarter is due to the Company's decision to discontinue ISI's re-sale operations in its entirety. Hardware and other revenue should continue to be a non-material portion of the Company's total revenue.

Cost of Software License Fees

In the third quarter of 1996 cost of software license fees declined 43.9% to $73,000 in 1996 from $130,000 in the same period of 1995. For the first nine months of 1996, total cost of software license fees was $190,000, a decline of 41.2% from total cost of software license fees of $325,000 for the first nine months of 1995. The Company continues to expense all software development costs as product development expenditures as incurred and anticipates doing so in future periods.


Cost of Services and Maintenance

In the third quarter of 1996 cost of services and maintenance increased 21.6% to $2.9 million in 1996 from $2.4 million in the third quarter of 1995. For the first nine months of 1996, total cost of services and maintenance was $8.8 million, representing a 32.7% increase over total cost of services and maintenance of $6.6 million for the first nine months of 1995. The cost of services and maintenance has increased in 1996 due to the Company's hiring of additional software engineers, customer service representatives, and installers in anticipation of increased Catalyst WMS implementations. The number of employees in services and maintenance increased to 171 at September 30, 1996 from 134 at September 30, 1995, due primarily to the hiring of new employees for the Software Engineering and Customer Service Departments.


Product Development

Product development expenses as a percentage of total revenues for the third quarter of 1996 increased to 23.8% from 12.2% in the third quarter of 1995. For the first nine months of 1996, product development expenses as a percentage of total revenues increased to 18.0% from 12.6% for the same period in 1995. Actual product development expenses were $1.1 million in the third quarter of 1996 compared to $679,000 in the third quarter of 1995. For the first nine months of 1996, actual product development expenses were $3.3 million, compared to $1.8 million for the same period in 1995, representing an increase of 77.8%. The increase in product development costs is primarily due to an increase in personnel related to development and support of new and enhanced products. The product development staff consisted of 72 and 41 employees at September 30, 1996 and September 30, 1995, respectively.

Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the third quarter of 1996 increased to 25.7% from 20.4% in the third quarter of 1995. For the first nine months of 1996, sales and marketing expenses as a percentage of total revenues decreased to 21.3% from 23.5% for the same period in 1995.
Actual sales and marketing expenses increased 6.4% in the third quarter of 1996 to $1.2 million from $1.1 million in the third quarter of 1995. For the first nine months of 1996, actual sales and marketing expenses were $3.7 million, compared with $3.3 million for the same period in 1995, representing an increase of 12.5%. The increase in sales and marketing expenses in the third quarter is due to the increased number of sales and marketing employees from 26 at September 30, 1995 to 33 at September 30, 1996 and an increase in international sales and marketing efforts resulting from the establishment of sales offices in Brazil and France.


General and Administrative

General and administrative expenses as a percentage of total revenues for the third quarter of 1996 increased to 24.2% from 7.2% in the third quarter of 1995. For the first nine months of 1996, general and administrative expenses as a percentage of total revenues increased to 13.7% from 8.0% in the same period in 1995. Actual general and administrative expenses increased 184.2% to $1.1 million in the third quarter of 1996 from $398,000 in the third quarter of 1995. For the first nine months of 1996, actual general and administrative expenses were $2.4 million, compared to $1.1 million for the same period in 1995, representing an increase of 137.3%. There were 25 and 11 employees in general and administrative roles at September 30, 1996 and September 30, 1995, respectively. The increase in general and administrative expenses is due to increased personnel costs related to the enhancement of the infrastructure of the Company, evidenced primarily by an increase in the number of management personnel, along with a change in internal accounting methods, resulting in the reflection of internal Information Technology expenses as well as all executive officer salary expenses in General and Administrative expenses.

Purchased Research and Development

The Company incurred a one-time charge of $2.0 million in the second quarter of 1996 related to the purchase of ISI. This charge represented the write-off of purchased research and development costs, as required by accounting principles. Such purchased research and development had not reached technological feasibility and does not have alternative future uses.


Other Income and Expense

Interest income for the third quarter of 1996 was $225,000 which was offset by $4,000 of interest expense compared to $2,000 of interest income offset by $41,000 of interest and other expenses in the third quarter of 1995. For the first nine months of 1996, interest and other income was $777,000 which was offset by $62,000 of interest expense, while in the first nine months of 1995 interest income of $11,000 was offset by $99,000 of interest expense. The increase in interest income was due to investment of the proceeds from the Company's initial public offering in November 1995.


Income Tax Expense

A tax benefit of $240,000 was recorded in the third quarter of 1996 to reverse prior Federal and state tax expenses recorded in the first quarter of 1996 when the Company was profitable. Since the Company is operating at a loss for the first nine months of 1996, the previously recorded tax expense has been reversed. No Federal and state tax expense was recorded for the quarter and nine months ended September 30, 1995 due to the Company's federal net operating loss position and use of state operating loss carryforwards. No deferred tax expense has been recorded in either the quarter or nine month period as the Company continues to record a valuation allowance to reserve for the net deferred tax assets.


Liquidity and Capital Resources

Net cash provided by operating activities was $682,000 for the nine months ended September 30, 1996, compared to net cash used in operating activities of $145,000 for the nine months ended September 30, 1995. The increase in net cash provided by operations in the first nine months of 1996 from the first nine months of 1995 is due primarily to the increase in short term investments of the proceeds received from the Company's initial public offering in November 1995 offset by the Company's year to date net operating loss in 1996.

The increase in net cash provided by operations from the third quarter of 1995 to the third quarter of 1996 was also due, in part, to decreased accounts receivable and prepaid expenses and increased accounts payable, deferred services and maintenance, deferred rent, deferred software license fees, income taxes and accrued liabilities, which were partially offset by cash generated by the sale of short term investments.

Investing activities used cash of $3.0 million in the first nine months of 1996 compared to $1.2 million in the first nine months of 1995. The increase in cash used for investing activities is due primarily to the purchase of ISI and the purchase of capital equipment.

Financing activities used cash of $1.1 million in the first nine months of 1996 compared to net cash provided by financing activities of $194,000 in the first nine months of 1995. The increase in cash used for financing activities is due to the purchase of the Company's common stock for $679,000, pursuant to the stock buy-back program approvded by the Company's Board of Directors.

As of September 30 1996, the Company had $16.6 million in cash, cash equivalents and short-term investments, which consist primarily of high-quality municipal bonds. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of September 30, 1996, there were no amounts outstanding under the Revolving Credit Facility.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products; the financing of anticipated growth; potential repurchases of the Company's common stock; and possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and available line of credit, along with anticipated cash generated from operations will be sufficient to satisfy its cash requirements for at least the next 12 months.

PART II.	OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

	(a) Exhibits

Exhibit Number			Description
	11	Statement re: Computation of Per Share Earnings
	27	Financial Data Schedule

	(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1996.

                          SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   						CATALYST INTERNATIONAL, INC.

Dated November 14, 1996		                By:	/s/ Vaemond H. Crane
                                      							Vaemond H. Crane

                                        	President and Chief Executive
                                  							Officer

                                        	Signing on behalf of the
                                  							registrant and as principal
                                  							executive officer.

Dated November __, 1996		                By:  /s/ Lisa Sanregret-Williams
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

                                Exhibit 11


                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                 (amounts in thousands, except per share amounts)



	                             					   Three months ended September 30,
                                     								   1996     1995

Average shares outstanding                 			 8,119    1,296
Net effect of conversion of
 options and warrants (a)	                     			 -(d)   258
Net effect of conversion of
 preferred stock (b)					                          -	   4,764
Stock, options and warrants
 issued within one year of
 initial filing (c)						                          -	     304
                                     								  -----	   -----
	Total						                                   8,119	   6,622
                                     								  =====	   =====

Net income (loss)                       					($1,238)	    820
                                      								 =====	   =====


Pro forma net income (loss) per share       	($ 0.15)  $ 0.12
                                     								 ====== 	 ======

-----------------------
(a) Computed using the "treasury stock" method.
(b) Computed using the "if-converted" method.
(c) Included in accordance with Staff Accounting Bulletin No. 83.
(d) Common stock equivalents and other potentially dilutive securities were anti-dilutive in these periods.

                             Exhibit 11


              STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
              (amounts in thousands, except per share amounts)



                                 						    Nine months ended September 30,
                                      								     1996	   1995

Average shares outstanding			                     8,132 	 1,296
Net effect of conversion of
 options and warrants (a)			                          -(d)  277
Net effect of conversion of
 preferred stock (b)					                             -	  4,764
Stock, options and warrants
 issued within one year of
 initial filing (c)					 	                            -     304
                                         							  -----   -----
	Total						                                      8,132	  6,641
                                        								  =====	 ======

Net income (loss)			                          		($2,176) $  693
	                   							                      ======	 ======


Pro forma net income (loss) per share 	         ($ 0.27) $ 0.10
                                        								 ======	 ======

-----------------------
(a) Computed using the "treasury stock" method.
(b) Computed using the "if-converted" method.
(c) Included in accordance with Staff Accounting Bulletin No. 83.
(d) Common stock equivalents and other potentially dilutive securities were anti-dilutive in these periods.