Form 10KSB
period 1995-12-31
CATALYST INTERNATIONAL INC
filed 1997-03-28
CIK 915508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
	For the fiscal year ended December 31, 1996
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ________ to ________

Commission File Number  0-27138
                        -------

                   CATALYST INTERNATIONAL, INC.
---------------------------------------------------------------------
           (Name of small business issuer in its charter)

         Delaware                              39-1415889
------------------------------     ----------------------------------
State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization)

8989 North Deerwood Drive, Milwaukee, Wisconsin	          53223
-----------------------------------------------     -----------------
  (Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (414) 362-6800
                           --------------

Securities registered under Section 12 (g) of the Exchange Act:

Common Stock, $0.10 par value
-----------------------------
     (Title of class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

  State issuer's revenues for its most recent fiscal year. $21,166,722

  State the number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 1997.  6,587,534

As of March 14, 1997, the aggregate market value of the registrant's common stock held by non-affiliates was Thirteen Million, Six Hundred Eighty Eight Thousand Seven Hundred Thirty Four Dollars ($13,688,734) (based upon the closing price of the issuer's common stock on The Nasdaq Stock Market on such date).

DOCUMENTS INCORPORATED BY REFERENCE
										Part	Item
1.	Proxy Statement for the 1997 Annual
	Meeting of Stockholders to be held
	on April 28, 1997						III	9, 10, 11

Transitional Small Business Disclosure Format (check one):
Yes [ ]; No [X]

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

Catalyst International, Inc. ("Catalyst" or the "Company"), incorporated in 1982, develops, markets and supports advanced warehouse management software solutions. The Company's primary product, the Catalyst Warehouse Management System ("Catalyst WMS"), is a complete, standard software solution operating in an open system environment. Catalyst WMS manages inventory, storage locations, people and equipment by controlling all aspects of warehouse operations, from receiving and storing (putaway) to order selection (picking), loading and shipping. The Company also provides related services, including software modification and configuration, project management, rapid prototyping, training and implementation support. Catalyst WMS is a customer-configurable software solution capable of satisfying each customer's unique business objectives and operational requirements. The Company believes that organizations that have implemented Catalyst WMS have realized increased customer satisfaction, faster turnaround times, reduced labor costs, increased space utilization and increased warehouse efficiency.

Warehouse management is complex. With thousands of raw materials and finished goods moving through warehouses at any given time, inventories, space, labor and equipment must be carefully managed. These conditions have led many businesses to seek improvements in their supply chain, including investments in software solutions to cost-effectively manage their warehouses and enable them to provide ongoing customer support and service.

Since 1979, Catalyst has focused its resources on the development and enhancement of advanced warehouse management software solutions.
This focus has allowed the Company to introduce the first configurable, standard software solution which captures the best practice methodologies used in warehouse operations. Catalyst WMS encapsulates a variety of warehouse management strategies that can be configured rapidly to meet particular specifications and requirements of individual customers by utilizing two key attributes: a standard product and a standard implementation. Once implemented, Catalyst WMS can be reconfigured through table-driven parameters by either Catalyst or the customer to adjust to changes in operational strategies and accommodate ongoing business process reengineering.
It is not the Company's intention to bid on or enter into license agreements with customers who demand significant amounts of modifications to the standard product which would result in a custom-developed system.

Catalyst WMS operates in an open system environment allowing customers to use various Unix operating systems, operate on multiple use hardware platforms, run on multiple relational database management systems ("RDBMSs") (such as Ingres, Oracle, Sybase and Informix), and interface with several third-party software applications, such as manufacturing resources planning systems ("MRP II"), enterprise resource planning systems ("ERP") (such as SAP and Oracle) and Distribution Requirements Planning ("DRP") systems (such as Red
Pepper and PeopleSoft). Catalyst WMS supports a wide range of interfaces to third-party peripherals, such as radio frequency-based scanning devices, bar coding devices and host information systems.

The Company's implementation methodology is known as the "CIMPL" process--the Catalyst Implementation Management and Plan. The CIMPL process consists of training, business scenario development, configuration of the software, a Conference Room Pilot ("CRP"), project management and implementation support services. The CRP is a critical element of the Catalyst approach which allows the customer to work hands-on with its configured software in a practice environment at the Company's headquarters. The CRP, along with the Company's project methodology and training, offers a unique opportunity to bring issues to the surface that a customer might face in the actual operation of its warehouse, helping to solve potential problems prior to live implementation.

The Company believes that Catalyst WMS benefits customers in three key areas: improved customer service, operational efficiency and capital utilization. Catalyst WMS should improve customer service by reducing fulfillment time and increasing fulfillment accuracy through the use of bar code and radio frequency technology to ensure inventory accuracy and to provide information and labor guidance in real time. Catalyst WMS should improve the operational efficiency of warehouses by increasing labor productivity through efficient employee scheduling and reduction of downtime, and by streamlining product flow to permit a more efficient turnaround on customer orders. The advanced features of Catalyst WMS improve capital utilization of the warehouse by lowering inventory levels, increasing inventory turns and warehouse efficiencies and improving space utilization.

Strategy

The Company's objective is to continue to be a leading provider of warehouse management software solutions and services. To achieve this objective, the Company has adopted the following strategies:

Offer Advanced Warehouse Management Solutions. The Company intends to continue to focus its resources on offering a configurable, standard solution which captures best practice methodologies used in warehouse operations. The Company believes that it is well-positioned in the market because its standard solution allows it to leverage its software over a broad customer base and reduce installation time significantly relative to custom-developed solutions.

Provide Superior System Implementation. The Company believes that the efficiency of its implementation process allows the Company to increase sales to prospective customers seeking standard, configurable software solutions and to gain market share relative to its competitors. The Company plans to continue to improve its differentiated implementation process by further refining the CIMPL methodology and Conference Room Pilot in order to shorten and simplify the implementation process.

Develop Vertical Markets. Catalyst has customers in several different industries, falling into vertical market categories including retail, automotive, and consumer packaged goods (manufacturing). The Company believes that the expertise it has developed in each of these markets through its customer base provides it with a significant competitive advantage in selling to prospective customers where similar functionality is required. The Company is presently developing a pre-configured version of Catalyst WMS to address the specific requirements of one such vertical market and may develop pre-configured versions to address the requirements of other vertical markets.

Expand Worldwide Distribution. The Company plans to increase its international business by expanding its direct sales force and support staff in overseas offices, obtaining agreements for global, multi-site installations with multinational customers, and partnering with foreign distributors. In 1994, the Company established an office in London to sell, service and support Catalyst WMS in international markets. The Company opened an office in Rio de Janeiro, Brazil in 1995 to support South American sales and marketing efforts; this office increased its staff in 1996. The Company opened an office in France in 1996. Catalyst WMS has an international interface, is available in French, Spanish, Portuguese and Italian, and provides export documentation, currency exchange and metric conversion to support international distribution.

Leverage Standard Technology. Catalyst WMS is designed to operate in an open system environment enabling customers to use various Unix operating systems, operate on multiple hardware platforms and RDBMSs and interoperate with many third-party software applications, such as MRP II, ERP and DRP. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and applications programming interfaces as such trends are introduced and gain market acceptance.

Products

Catalyst WMS is designed to manage an entire warehouse operation and incorporates numerous warehouse strategies to provide maximum operating efficiency. The Company also leverages its Catalyst WMS product with add-on products such as Flow-Through Support, Decision Support System ("Catalyst DSS") and Yard Management System ("Catalyst YMS"), and periodic new releases of Catalyst WMS incorporating new features. Catalyst WMS interfaces with an organization's current material handling equipment and transaction-based systems, such as purchasing electronic data interchanges ("EDI"), bar code labeling, general ledger, MRP II, ERP and DRP. Catalyst WMS also utilizes radio frequency communications and bar code technology to provide real-time control and validation of task completion to ensure inventory accuracy. Catalyst WMS directs employees and material handling equipment and manages the inventory, space, radio terminals, bar code scanners and printers in the warehouse for maximum efficiency.

Catalyst WMS is a comprehensive application that manages the receiving, putaway, outbound order processes, picking and general warehouse operations. With each warehouse process, Catalyst WMS provides a variety of tactical choices which can be configured to a particular customer's requirements and which are designed to maximize efficiency.

Catalyst WMS Release 6.0, which the Company introduced in the first quarter of 1996, introduced native Microsoft Windows graphic user interface ("GUI") implementation, which should improve the customers' ease of use and offer improved help screen content. Catalyst WMS Release 7.0, which the Company introduced in the first quarter of 1997, introduced the Warehouse Wizard, a PC-based configuration tool, along with a direct interface to Oracle business solutions, new functionality for public warehousing and post-pick value added work-in process ("WIP") procedures.

Modular Products

The Company's Flow-Through Support Module enables warehouses to
"push" incoming stock directly from receiving to the outbound shipping area without storing the items in the warehouse. While sold as part of Catalyst WMS, it can be integrated with Catalyst WMS or used as a stand-alone product.

Catalyst DSS is a management tool which analyzes warehouse operations and allows management to improve the performance and efficiency of the warehouse. Catalyst DSS operates in a three-tier architecture, Windows NT environment, on an independent server from Catalyst WMS, permitting analysis to be performed without affecting the performance of Catalyst WMS. Catalyst DSS has a PC-based GUI and allows customers to execute various hypothetical scenarios to test potential new strategies for effectiveness. Catalyst DSS has two features: Advanced Outbound Order Planning and Transaction History Analysis. Advanced Outbound Order Planning offers tools for selecting and scheduling the picking of orders. Transaction History Analysis allows customers to analyze inbound and outbound order flow and identify trends that impact the warehouse. This allows management to improve the performance of the warehouse operation.

Catalyst YMS is a three-tier, client / server product that optimizes productivity in the shipping yard by prioritizing receipts and managing inbound and outbound trailers. Catalyst YMS is available both as a stand-alone product and as an add-on to Catalyst WMS. Catalyst YMS provides such benefits as real-time knowledge of all trailers in the yard and complete control of which loads can be stored at any dock or location. Catalyst YMS is also open for extendible reporting.

Services and Maintenance

In addition to sales of Catalyst WMS, the Company offers certain services and maintenance agreements to its customers. Services provided by the Company include software modification and configuration, project management, rapid prototyping, training and implementation support. Customers are charged for services based on a standard fee for each person-day. Maintenance agreements are typically sold to customers for a one-year term at the time they initially license Catalyst WMS and are available for newly-installed software or for renewal on an on-going basis for an existing installation. These agreements allow the customer, following installation of Catalyst WMS, to receive 24-hour per day, 7-day per week assistance with the operation of the software and to obtain on-line support. Maintenance is not provided as part of the Company's license agreement and fees for ongoing maintenance are included in the annual fee charged under maintenance agreements.

As a provider of warehouse management software, the Company recognizes the importance of offering quality service and support to its customers. The Company has several groups responsible for offering services and maintenance to ensure customer satisfaction, including Implementation Services, Advanced Technologies and Training and Customer Service. The Company's Implementation Services Group, formerly comprised predominantly of Software Engineering, offers a structured implementation methodology (the CIMPL process) which typically lasts four to eight months. The CIMPL process consists of training, business scenario development, configuration of the software, a CRP, project management and implementation support services. The CRP enables the Company and the customer to model warehouse management operations and resolve operating issues prior to live implementation. The Company's Advanced Technologies Group, formerly known as the Product Support Group, is responsible for managing and installing operating systems, hardware, networks, communication links and RDBMSs. Catalyst provides training on the use, administration and configuration of Catalyst WMS at the Company's headquarters. Catalyst employs a "train the trainer" approach, and typically several employees of a customer, including representatives from operations and information systems departments, participate in the training. Catalyst provides in-depth documentation, structured training classes and hands-on training with the software. The Company's Customer Service Group offers a fully-staffed Customer Service Response Center 24-hours per day, seven days per week.

Customers

The Company's sales cycle has lengthened in the past year and now typically ranges from six to nine months and is not seasonal in nature. The Company does not maintain a significant backlog. Software license fee revenues for each quarter depend in part on sales of software licenses for which implementation began during that quarter and on license agreements under implementation that were executed in prior quarters. In the year ended December 31, 1995, the Company had two customers which accounted for more than 10% of the Company's total revenues and in the year ended December 31, 1996, the Company had no customers which accounted for more than 10% of the Company's total revenues. The Company does not believe that the loss of any single customer would have a material adverse effect upon the Company's business, results of operations or financial condition.
The Company continues to target customers with warehouses that require highly sophisticated warehouse management systems like Catalyst WMS and plans through the development of a vertical market WMS package as well as an NT-based WMS, to penetrate the mid-tier warehouse market. The Company typically has significant sales in each fiscal year to one or more customers due to the cost of Catalyst WMS and the associated revenues from professional services and maintenance agreements which result in a high percentage of revenue attributable to sales to one or more customers. Although the Company has historically relied on the retail, automotive, and consumer packaged goods (manufacturing) markets for a substantial portion of its revenues, the Company does not intend to focus only on these markets for future sales and does not anticipate that it will be dependent on any single market for a substantial portion of its sales.

Sales and Marketing

The Company markets and sells its software and services in North America, South America and Europe through a direct sales organization and is currently exporting its products to France, Italy, Mexico, Spain and the United Kingdom. The Company's London office is responsible for the sales, support and service of Catalyst WMS in certain international markets. In Italy, the Company also employs the sales assistance of a distributor that sells and assists in implementation and support of Catalyst WMS. The Company opened an office in Rio de Janeiro, Brazil in 1995 to support South American sales and marketing efforts; this office increased its staff in 1996. The Company opened an office in France in 1996.

To support its sales force, the Company conducts comprehensive marketing programs which include direct mail, public relations, advertising, seminars, trade shows, joint programs with vendors and consultants and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposal ("RFP") from a prospective customer, which is typically followed by the qualification of the lead or prospect, an analysis of the customer's needs, response to the RFP (if solicited by the customer), one or more presentations or product demonstrations, a visit to a similar or representative warehouse running the Company's software system, contract negotiation and commitment. While the sales cycle varies substantially from customer to customer, it has lengthened in the past year and now is typically six to nine months.

The Company believes that, with over 17 years in the warehouse management software business and more than 50 successful installs, it has a product that is established, proven and accepted in the marketplace. The Company further believes that the level of expertise found throughout its organization includes some of the best in its industry in design, development and implementation support. The Company has created a team of employees, vendors and consultants who are experts and leaders in their respective fields, which allows it to provide its customers with a strong resource for products and knowledge. This resource for products and knowledge should help the Company's customers stay competitive in their respective industries.

As of December 31, 1996, the sales and marketing organization consisted of 21 employees, including 8 field sales representatives. The sales staff is based at the Company's headquarters in Milwaukee, in the London office and in field sales offices located in Rio de Janeiro, Lyon, France, Atlanta, Boston, Dallas and Philadelphia.

Proprietary Rights and Licenses

The Company relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company does not have any patents or patent applications. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting the Company's business, results of operations or financial condition than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and timeliness and quality of support services. The Company typically sells its products to its customers under a perpetual license, which is generally non-transferable and solely for the customer's internal operations at designated sites. The Company makes available site and enterprise licenses and source code to certain of its customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Under the terms of the Company's license agreements, the Company generally owns all modifications to its software that are implemented for a customer.

The Company is not aware that its products, trademarks or other proprietary rights infringe the property rights of third parties, but has not performed any independent investigations to determine whether such infringement exists. As the number of software products in the industry increases and the functionalities of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend.

Product Development

The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new modules and products, and upgrade the functionality of and enhance existing products. The Company, through its development and support personnel, works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. All of the Company's product development is performed by its employees. Product development costs were $2.6 million 1995 and $4.5 million in 1996.

The Company is continually enhancing the features and functionality of Catalyst WMS and developing new modules and products. Catalyst WMS Release 6.0, which the Company introduced during the first quarter of 1996, introduced native Microsoft Windows GUI implementation, which should improve the customer's ease of use and offer improved help screen content. Catalyst WMS Release 7.0, which the Company introduced in the first quarter of 1997 introduced the Warehouse Wizard, a PC-based configuration tool, along with a direct interface to Oracle business solutions, new functionality for public warehousing and post-pick value added WIP procedures. In addition, since different industries fall into vertical market categories which often require similar functionality, the Company may develop pre-configured versions of Catalyst WMS to address the specific needs of certain such vertical markets. These pre-configured products would be pre-tested and marketed to prospective customers with warehouses that do not require a customized software solution. The Company is presently developing the first such package, which should be completed and available for sale in 1997.

Competition

The Company has a large number of competitors, including privately held companies focused on warehouse management software and several competitors that offer a manufacturing software solution of which warehouse management is a part. The competitive factors affecting the market for the Company's software and services include: corporate and product reputation, features and functionality, vertical market expertise, customer configurability, effective and timely implementation, availability of products on open computer platforms, ability to interface with existing equipment and systems, ability to support radio frequency and bar code technology, quality of support services, real-time capabilities, RDBMS technology, scalability, international capabilities, documentation and training, product quality, performance and price. The Company believes that it competes effectively with respect to these factors, but there can be no assurance that it will continue to do so.

Employees

As of December 31, 1996, the Company had 295 full-time employees worldwide. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers its relations with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 62,000 square feet of office space which it uses as its corporate headquarters in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but the Company has the option to extend such term for an additional ten-year period. The Company leases approximately 6,000 square feet of office space in London, England, pursuant to a lease which expires in 1999; approximately 200 square meters in Brazil pursuant to a lease which expires in 1999 and approximately 25 square meters in France pursuant to a lease which expires in 1998. In addition, the Company has short-term leases for its salespeople across the United States. The Company believes that its existing facilities should be adequate for its needs through 1997.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                            PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is listed on The Nasdaq Stock Market under the symbol CLYS. Since the initial public offering on November 16, 1995, the Common Stock has traded at a high of $14.00 per share and a low of $2.875 per share.

As of February 28, 1997 there were 6,820,934 shares of the Company's Common Stock outstanding held by 157 stockholders of record and approximately 925 beneficial owners.

The following table represents the high and low price information for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

                                      1996                 1995
                                 -------------------------------------
                                 High      Low        High      Low
  Quarters ended March 31,       $11.375   $7.25      $ 1.25    $ 1.25
  Quarters ended June 30,         12.00     7.75        1.25      1.25
  Quarters ended September 30,    10.875    4.25       10.00     10.00
  Quarters ended December 31,      7.25     4.125      13.00     10.00

Prices listed above are determined by the over-the-counter market and therefore do not reflect broker's fees or commissions.

Source:  The Nasdaq Stock Market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following selected financial data should be read in conjunction with the financial statements and notes thereto and Management's
Discussion and Analysis included elsewhere in this Annual Report.

Years Ended December 31,            1996     1995     1994     1993     1992
-----------------------------------------------------------------------------
(In thousands, except share data)
Statement of Operations Data:
Revenues:
  Software license fees             $8,132   $10,372  $6,810   $3,131   $ 327
  Services and maintenance          12,902    10,180   7,942    5,180   2,401
  Hardware and other                   132       106   1,426      556   1,355
       Total revenues               21,166    20,658  16,178    8,867   4,083
Operating expenses:
  Cost of software license fees        288       479     471      245     737
  Cost of services and maintenance  12,371     9,369   6,507    4,523   2,403
  Cost of hardware and other             -         4   1,212      336   1,010
  Sales and marketing                5,079     4,499   3,901    1,419     818
  Product development                4,470     2,554   1,411      747       -
  General and administrative         4,287     1,608   1,416    1,287     990
  Write-off of purchased research
        and development/1/           2,002         -       -        -       -
  Restructuring and severance
         costs/2/                      597         -       -        -       -
  Write-off of capitalized software
         development costs/3/            -         -       -        -   1,227
         Total operating expenses   29,095    18,513  14,918    8,557   7,185
Income (loss) from operations       (7,928)    2,145   1,260      310  (3,102)
Other income (expense)                 867       (29)   (138)    (191)   (214)
Income (loss) before provision for
         income taxes               (7,061)    2,116   1,122      119  (3,316)
Provision for income taxes               -       111      49       63       -
Net income (loss)                  $(7,061)   $2,005  $1,073      $56 $(3,316)
Net income (loss) per share/4/      $(0.88)    $0.29   $0.16        -       -
Shares used in computing net
         income (loss) per share     7,996     6,889   6,854        -       -
Balance Sheet Data:
Cash and cash equivalents             $695    $3,730  $1,359   $1,621      $2
Working capital (deficit)           10,457    27,127   3,622     (262) (2,139)
Total assets                        20,199    34,084   8,678    3,262   1,919
Long-term debt, less current
        portion                        132       324     781      986   1,779
Redeemable preferred stock               -         -   5,095        -       -
Total shareholders' equity
        (deficit)                   14,147    29,251  (1,371)  (2,236) (3,248)

/1/See Notes to the Financial Statements, Note 2

/2/See Notes to the Financial Statements, Note 10

/3/During 1992, the Company determined that its original product offering, an earlier, non-standard version of Catalyst WMS, was not generally available for release to customers without modification to meet customers' specifications. Accordingly, all capitalized software development costs related to the Company's original product offering were charged to operations during 1992.

/4/Computed on the basis described in Note 1 of Notes to Financial
   Statements. Due to the effect of the recapitalization on the Company's capital structure described in Note 5 of Notes to Financial Statements, per share data for the years ended prior to December 31, 1994 are not comparable to subsequent years and, therefore, have not been presented.

Results of Operations

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of total revenues:

Years Ended December 31,                     1996      1995      1994
----------------------------------------------------------------------
Revenues:
 Software license fees                       38.4%     50.2%    42.1%
 Services and maintenance                    61.0      49.3     49.1
 Hardware and other                           0.6       0.5      8.8
     Total revenues                         100.0     100.0    100.0
Operating expenses:
 Cost of software license fees                1.4       2.3      2.9
 Cost of services and maintenance            58.4      45.3     40.2
 Cost of hardware and other                     _         _      7.5
 Sales and marketing                         24.0      21.8     24.1
 Product development                         21.1      12.4      8.7
 General and administrative                  20.3       7.8      8.8
 Write-off of purchased research
     and development                          9.5         _        _
 Restructuring and severance costs            2.8         _        _
     Total operating expenses               137.6      89.6     92.2
Income (loss) from operations               (37.5)     10.4      7.8
Other income (expense)                        4.1      (0.2)    (0.9)
Income (loss) before provision for
     income taxes                           (33.4)     10.2      6.9
Provision for income taxes                      -       0.5      0.3
Net income (loss)                           (33.4)%     9.7%     6.6%

The following discussion contains statements identified as "the Company expects" or "the Company believes" or otherwise stated as the Company's predictions for the future, which are forward-looking statements and which involve certain risk factors. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those herein identified, those discussed in the Company's Registration Statement on Form SB-2, filed with the SEC and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues
The Company's revenues are derived from software license fees, services and maintenance and hardware sales and other. Total revenues increased by 82.5% to $16.2 million in 1994, by 27.7% to $20.7 million in 1995 and by 2.5% to $21.2 million in 1996. In 1994 and 1995, the growth in total revenues was a result of the increased demand for warehouse management software, the expansion of the Company's direct sales force, the growth experienced in multinational and international sales and increased marketing efforts. The minimal growth in total revenues in 1996 was due primarily to fewer new sales of Catalyst WMS as a result of a lengthening of the sales cycle as compared to current installations. The following table sets forth, by category, revenues and percentage change year over year for the years indicated:

                                Net Revenues        Percentage Change
                                (In thousands)       (Year over Year)
                              1996     1995    1994     1996    1995
                           -------  -------  ------    -----   -----
Software license fees      $ 8,132  $10,372  $6,810    (21.6)% 52.3%
Services and maintenance    12,902   10,180   7,942     26.7    28.2
Hardware and other             132      106   1,426     25.3   (92.6)

International revenues decreased by 9.1% to $3.0 million in 1994, increased by 99.3% to $6.0 million in 1995 and decreased by 25.0% to $4.5 million in 1996. International revenues accounted for 18.6%, 29.0% and 21.2% of total revenues in 1994, 1995 and 1996, respectively. The decrease in percentage of total revenues in 1994 and 1996 was due primarily to the increase in the Company's domestic sales compared to international sales. The increase in 1995 was due to an increase in multinational sales of Catalyst WMS. In November 1995, the Company opened an office in Rio de Janeiro, Brazil and in August 1996, opened an office in Lyon, France. Although the Company anticipated revenue growth from international markets in 1996, certain of these markets did not perform to their expected potential. The Company believes that future international revenues should remain constant or increase slightly as a percentage of total revenues.

Software License Fees
Software license fee revenues consist of revenues from software license agreements of the Catalyst WMS, related add on products and relational database management systems (RDBMS). Software license fee revenues increased by 117.5% to $6.8 million in 1994, by 52.3% to $10.3 million in 1995 and decreased by 21.6% to $8.1 million in 1996. The decrease in software license fee revenues in 1996 was due in part, to the fewer number of software licenses sold which resulted from a lengthening of the sales cycle and greater competitive pressures. During the fourth quarter of 1996, the Company sold its first stand-alone Conference Room Pilot (CRP) business which resulted in professional service revenues only. The software license fee revenues for these CRP customers should be realized during 1997. The Company believes that license fee revenues should increase in the future due to increased worldwide sales and marketing efforts and continued market acceptance of Catalyst WMS.

Services and Maintenance
Services and maintenance revenues are derived from: (i) software modifications, (ii) professional services and (iii) maintenance agreements. Services and maintenance revenues increased by 53.3% to $7.9 million in 1994, by 28.2% to $10.1 million in 1995 and by 26.7%
to $12.9 million in 1996. The following table sets forth the components of services and maintenance revenues as a percentage of total revenues for the years indicated:

                                          1996      1995      1994
                                          ----      ----      ----
Software modifications                    28.6%     23.3%     30.8%
Professional services                     19.6      18.5      14.2
Maintenance agreements                    12.8       7.5       4.1
  Total services and maintenance          61.0%     49.3%     49.1%


Software modifications are determined during the CRP and consist mainly of host communication and mechanical interfaces. The Company believes that while some amount of software modifications will continue, the amount of feature modifications will decrease due to the increased functionality of each new release of the Catalyst WMS. The increase in 1996 was due primarily to a small number of customers who required large amounts of specific modifications. The Company believes that software modifications as a percentage of total revenues will decrease in the future subject to certain large clients requesting large modifications.

Professional services revenues are derived from training, technical services, performance of the CRP, on-site support, project management and implementation services. As the Company continues to improve its Catalyst Implementation Methodology and Plan (CIMPL), professional services revenues may continue to increase as the Company implements new customer sites and current customer multi-site roll outs. The increase in 1996 was due to an increased number of active projects, consisting of both new and roll-out implementations.

Customers typically enter into a one-year maintenance agreement at the time they first license Catalyst WMS and pay for the first year of maintenance fees in advance. The increase in 1996 was due primarily to new customers installing the Catalyst WMS and current customers renewing their maintenance agreement. The Company believes that maintenance revenues will increase in the future as more Catalyst WMS systems are implemented, resulting in the execution of corresponding maintenance agreements along with the renewal of current maintenance agreements.

Hardware and Other
Hardware and other revenues consist of products that the Company sold to its customers on behalf of other manufacturers, including computer hardware, radio frequency equipment and printers. Hardware and other revenues increased by 156.5% to $1.4 million in 1994. Of the 1994 increase, $1.1 million was attributable to one customer's requirement that it purchase radio frequency equipment from the Company. Without this sale, hardware and other revenues would have decreased by 46.0% to $300,000 in 1994. Hardware and other revenues decreased by 92.6% to $106,000 in 1995 and increased by 25.3% to $132,000 in 1996. The decrease in hardware and other revenues in 1995 was due primarily to the Company no longer serving as a value-added reseller for various hardware and radio frequency manufacturers. The increase in 1996 was due primarily to the sale of products by Information Strategies Incorporated (ISI), a company the Company acquired in April 1996. The sale of hardware products by ISI has been discontinued and the Company believes that it should not receive any significant revenues from the sale of hardware in the future.

Cost of Software License Fees
Cost of software license fees consists of the amortization of capitalized software development costs and cost of third-party licenses sold by the Company. The costs to develop Catalyst WMS have been expensed as incurred since the Company's product development efforts have been directed at enhancing and improving the Catalyst
WMS. The cost of software license fees was $471,000, $479,000 and $288,000 in 1994, 1995 and 1996, respectively. In 1994 and 1995, the
Company capitalized approximately $141,000 of the product development cost for its Decision Support System, which it began amortizing in the third quarter of 1995. Cost of software license fees decreased as a percentage of software license fee revenues from 6.9% in 1994 to 4.6% in 1995 and to 3.5% in 1996. This decrease was due primarily to the expensing of software development costs for the Catalyst WMS. The Company expects to continue to expense the cost of developing new releases of the Catalyst WMS and related products and anticipates that the cost of software license fees will remain approximately the same in relation to total software license fee revenues.

Cost of Services and Maintenance
Cost of services and maintenance consists primarily of personnel costs for the performance of software modifications, professional services and customer support. Cost of services and maintenance as a percentage of total services and maintenance revenues were 81.9%, 92.0% and 95.9% in 1994, 1995 and 1996, respectively. Cost of services and maintenance decreased as a percentage of services and maintenance revenues to 81.9% in 1994 due primarily to the reduced amount of software modifications and increased amount of professional services required by customers. The increase in cost of services and maintenance in 1995 and 1996 was primarily attributable to increased staffing of the Company's service and support organizations in the United States and London in anticipation of continued growth in the sales of licenses of Catalyst WMS. In addition, during 1996 the Company incurred charges of approximately $550,000 for projected cost overruns related to certain projects. The Company's service and support organizations consisted of 99, 141 and 171 employees at December 31, 1994, 1995 and 1996, respectively. The Company anticipates that, while the total number of employees in its service and support organization may increase, the future cost of services and maintenance as a percentage of services and maintenance revenues should decrease as a result of process efficiencies and more experienced service personnel.

Cost of Hardware and Other
Cost of hardware and other consists primarily of the cost of products sold by the Company on behalf of other manufacturers. Cost of hardware and other as a percentage of total revenues was 7.5% in 1994, 3.8% in 1995 and 0% in 1996. The increase in 1994 was the result of $1.0 million of costs related to one customer's requirement to purchase radio frequency equipment from the Company. The decrease in 1995 and 1996 was the result of the Company's termination of its value-added reseller agreements with hardware and radio frequency manufacturers.
The Company does not anticipate any significant costs associated with hardware and other revenue in the future.

Sales and Marketing
Sales and marketing expenses consist primarily of salaries and commissions paid to sales personnel along with marketing, promotional and travel expenses. Sales and marketing expenses increased 174.9% to $3.9 million in 1994, by 15.3% to $4.5 million in 1995 and by 12.9% to $5.1 million in 1996. In general, the increase in sales and marketing expenses in each of the three years was due to the expansion of the Company's sales and marketing staff and increased marketing and promotional expenses in the domestic and international markets. During 1996, the Company opened an office in Lyon, France and increased its staff in Rio de Janeiro, Brazil. The Company expensed all organizational and start up costs related to those offices as incurred. Sales and marketing expenses represented 24.1%, 21.8% and 24.0% of total revenues in 1994, 1995 and 1996, respectively. The Company anticipates that the amount of its sales and marketing expenses may continue to increase in the future as a result of recent organizational changes that have led to the introduction of several Product Marketing Managers within the sales and marketing department. Although the amount of sales and marketing expenses should increase, it should remain relatively constant in relation to total revenues. The sales and marketing staff consisted of 25, 25 and 33 employees as of December 31, 1994, 1995 and 1996, respectively.

Product Development
Product development costs include expenses associated with research and development, including costs of engineering personnel and related development expenses such as development software tools, training and documentation. Product development costs increased by 88.9% to $1.4 million in 1994, by 81.0% to $2.6 million in 1995 and by 75% to $4.4 million in 1996. The increase in product development costs were primarily due to an increase in the number of software engineers employed by the Company to make enhancements to the Catalyst WMS, develop related add-on products and research potential future products and enhancements. Product development costs represented
8.7%, 12.4% and 21.1% of total revenues in 1994, 1995 and 1996 respectively. The increase in 1996 was primarily due to the Company's acquisition of ISI in Dallas, Texas. The Dallas operation was expected to continue as a research facility and the product development staff consisted of 31, 50 and 67 employees as of December 31, 1994, 1995 and 1996, respectively. The costs associated with the operations represented $469,000 for 1996. In December 1996, the
Company discontinued its research efforts in Dallas, Texas. The Company believes that product development costs should decline as a percentage of total revenue in the future.

General and Administrative
General and administrative expenses consist primarily of the salaries of administrative, executive and finance personnel. General and administrative expenses increased by 10% to $1.4 million in 1994, by 13.6% to $1.6 million in 1995 and by 166.6% to $4.3 million in 1996.
General and administrative expenses represented 8.8% of total revenues in 1994, 7.8% in 1995 and 20.3% in 1996. The decrease in general and administrative expenses in 1995 as a percentage of total revenue was attributable to the increase in total revenues. In 1996, the Company began to isolate and account for the costs of its information technology and other executive expenses as a part of general and administrative expenses. In addition, during the fourth quarter of 1996, several one-time and other charges of approximately $827,000 were taken including receivable allowances and other organizational charges resulting in the increase seen in 1996 in general and administrative expenses. The Company's general and administrative staff consisted of 12, 12 and 24 as of December 31, 1994, 1995 and 1996, respectively. The Company expects that administrative expenses may increase as a percentage of total revenues in the future, due to current reorganizational changes resulting from the change in Senior Management.

Write-off of Purchased Research and Development
The Company incurred a one-time charge of $2.0 million in the second quarter of 1996 related to its purchase of ISI. This charge represented the purchase of research and development and was immediately charged to operations.

Restructuring and Severance Costs
The Company incurred a charge of $597,000 related to its decision to close its operations in Dallas, Texas representing lease, severance and related office closing expenses. The charges also include a negotiated agreement with the Company's former Chief Executive Officer. The Company included all costs and payments due under these arrangements in 1996.

Other income and expense
Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. The Company expects other income and expense to remain relatively constant in the future due to the interest received from the Company's investments of the proceeds from their initial public offering.

Income Tax Expense
In 1994 and 1995, the Company's effective income tax rate was 4.4% and 5.5%, respectively, and differed from the expected statutory rate due to the utilization of net operating loss carryforwards and general business credits. In 1996, no income tax expense was recorded as the Company incurred a net loss for both financial and income tax reporting purposes. No net deferred tax expense was recorded in any of the three years as the Company continues to record a valuation allowance to reserve for the net deferred tax asset.

Liquidity and Capital Resources
Over the last three years, the Company has funded its operations primarily through sales of common and preferred stock, borrowings and cash generated from operations. The Company received an aggregate of $4.9 million from the sale of preferred stock in 1994. In addition, the Company raised approximately $23.6 million from the sale of 2,000,000 shares of its common stock in an initial public offering in November 1995. A portion of the proceeds from the initial public offering was used to repay two term notes to Bank One, West Bend, Wisconsin, N.A. totaling $1.1 million.

Net cash used in operating activities was $2.2 million in 1994 and $3.3 million in 1996. The Company generated $1.3 million of net cash from operating activities in 1995. The decrease in cash flows from operations during 1994 was due primarily to an increase in accounts receivable and a decrease in the amount of deferred software license fees, which were partially offset by increases in net income, accounts payable, deferred services and maintenance revenues and deferred rent. The increase in accounts receivable was attributable to the increase in total revenues. The increase in cash flows in 1995 was due to increased net income and deferred services and maintenance revenues, which were partially offset by increased accounts receivable and accrued liabilities. The decrease in cash flows in 1996 was due to the Company's net loss including the write-off of purchased research and development, which were partially offset by decreased accounts receivable, and increase in accounts payable.
The Company expended $1.3, $1.6 and $2.1 million in 1994, 1995 and 1996, respectively, for purchases of property and equipment. The Company employed 167, 229, and 295 employees as of December 31, 1994, 1995 and 1996, respectively. This increase in employees has led to an increase in expenses related to equipment, software and furniture.
The Company relocated its corporate offices to a new building in 1994, which it leases for a term expiring in 2006. In 1995, the Company acquired a phone system under a capital lease. As of December 31, 1996, the aggregate amount owing under capital leases, including interest, was $183,000. The Company did not have any material commitments for capital expenditures as of December 31, 1996. The Company anticipates making expenditures of approximately $100,000 for renovations of its sales and marketing facility within its headquarters during the second quarter of 1997. The Company will continue to purchase equipment, software and furniture for new employees as needed throughout 1997. Such expenditures will be funded from cash flows from operations and the proceeds received by the Company in its initial public offering.

During 1996, the Company instituted a stock buy-back program through which it purchased 234,132 shares of its common stock at various market prices. The aggregate cash used to purchase the stock was $1.2 million. In November 1996, the Company redeemed 1.2 million shares of its common stock from Summit Partners for $5.7 million in cash. In January, 1997, the Company redeemed approximately 226,000 shares of its common stock as a part of a negotiated agreement between the Company and its former Chief Executive Officer. The Company does not anticipate purchasing additional shares of its common stock in the open market in the future.

As of December 31, 1996, the Company had $695,000 in cash and cash equivalents and working capital of $10.5 million, which was generated primarily through proceeds from the Company's initial public offering. In addition, the Company has a line of credit (the
"Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of December 31, 1996, there were no amounts outstanding under the Revolving Credit Facility.

Management believes that liquidity provided by cash generated from its ongoing operations, the proceeds from the initial public offering, as well as borrowings under the Revolving Credit Facility will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements through 1997.

The Company has never paid cash dividends on its Common Stock. The Company's policy has been to retain earnings to provide funds for the operation and expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS.


                                                       Form 10-KSB
                                                       Page Number

Report of Ernst & Young LLP, Independent Auditors           21
Statements of Operations for the years ended December
 31, 1996, 1995 and 1994                                    22
Balance Sheets at December 31, 1996 and 1995              23 - 24
Statement of Stockholders' Equity (Deficit) for
 the years ended December 31, 1996, 1995 and 1994         22 - 23
Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994                         25 - 28
Notes to Financial Statements                             29 - 40


        Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Catalyst International, Inc.

We have audited the accompanying balance sheets of Catalyst International, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Milwaukee, Wisconsin
January 27, 1997

                         Catalyst International, Inc.

                           Statements of Operations


                                                Years ended December 31,
                                              1996          1995         1994
                                        --------------------------------------
Revenues:
  Software license fees                 $ 8,132,367  $10,372,146  $ 6,810,549
  Services and maintenance               12,901,947   10,180,188    7,942,307
  Hardware and other                        132,408      105,663    1,425,558
                                         -------------------------------------
Total revenues                           21,166,722   20,657,997   16,178,414
                                         -------------------------------------

Operating expenses:
  Cost of software license fees              288,220      479,017      470,536
  Cost of services and maintenance        12,371,157    9,368,486    6,507,460
  Cost of hardware and other                       -        4,165    1,212,228
  Sales and marketing                      5,078,557    4,498,774    3,901,159
  Product development                      4,470,304    2,554,165    1,410,967
  General and administrative               4,286,848    1,607,723    1,415,933
  Write-off of purchased research and
   development costs (Note 2)              2,002,280            -            -
  Restructuring and severance costs
   (Note 10)                                 597,338            -            -
                                         -------------------------------------
Total operating expenses                  29,094,704   18,512,330   14,918,283
                                         -------------------------------------
Income (loss) from operations             (7,927,982)   2,145,667    1,260,131

Other income (expense):
  Interest expense                           (67,395)    (133,536)   (152,805)
  Investment income                          948,973      142,028       20,822
  Miscellaneous, net                         (14,703)     (37,741)     (5,794)
                                         -------------------------------------
Total other income (expense)                 866,875      (29,249)   (137,777)
                                         -------------------------------------

Income (loss) before provision for
  income taxes                            (7,061,107)   2,116,418    1,122,354
Provision for income taxes (Note 8)                -      111,000       49,000
                                         -------------------------------------
Net income (loss)                         (7,061,107)   2,005,418    1,073,354
Preferred dividends                                -      437,028      193,896
                                         -------------------------------------
Net income (loss) applicable to
  common stock                           $(7,061,107) $ 1,568,390  $   879,458
                                         =====================================

Net income (loss) per share (Note 1)     $     (0.88) $      0.29  $      0.16
                                         =====================================

Shares used in computing net income
  (loss) per share                         7,995,766    6,889,003    6,854,326

See accompanying notes.

                         Catalyst International, Inc.

                                Balance Sheets


                                                 December 31,
                                             1996         1995
                                             ------------------------
Assets
Current assets:
  Cash and cash equivalents                  $   694,836  $ 3,729,705
  Short-term investments                       8,626,615   19,883,157
  Accounts receivable, net of allowance for
   doubtful accounts of $279,174 in 1996       5,978,738    6,834,871
  Refundable income taxes                        212,642       87,500

  Prepaid expenses                               408,338      373,624
                                                  ------------------------
Total current assets                          15,921,169   30,908,857


Equipment and leasehold improvements:
  Computer hardware and software               3,405,559    2,141,205
  Office equipment                             2,193,919    1,729,759
  Leasehold improvements                         780,407      476,200
                                              --------------------------
                                               6,379,885    4,347,164
  Less accumulated depreciation and
    amortization                               2,137,625    1,277,390
                                              ------------------------
Total equipment and leasehold improvements     4,242,260    3,069,774


Other assets--
  Capitalized software development costs,
   net of accumulated amortization of
   $70,431 in 1996 and $35,216 in 1995            35,216      105,647
                                             ------------------------
Total assets                                 $20,198,645  $34,084,278
                                             ========================

                         Catalyst International, Inc.

                                Balance Sheets


                                                   December 31,
                                            1996         1995
                                            ------------------------
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                          $ 1,043,333  $ 1,114,045
  Accrued liabilities                         1,022,919      477,438
  Reserve for restructuring and severance
    costs (Note 10)                             597,338            -
  Deferred software license fees                 12,453      296,536
  Deferred services and maintenance           1,663,365    1,769,973
  Redemption price of common stock (Note 10)  1,073,239            -
  Current portion of long-term debt (Note 4)     51,047      123,423
                                            ------------------------
Total current liabilities                     5,463,694    3,781,415

Long-term debt (Note 4)                         131,832      323,886
Deferred services and maintenance               132,195      384,520
Deferred rent (Note 4)                          324,217      343,749
                                            ------------------------
Total noncurrent liabilities                    588,244    1,052,155
                                            ------------------------
Total liabilities                            6,051,938    4,833,570

Commitments (Note 4)

Stockholders' equity (Notes 5 and 6):
  Common stock, $.10 par value; 25,000,000
   shares authorized; shares issued:
   8,501,217 in 1996 and 8,421,323 in 1995      850,122      842,132
  Additional paid-in capital                 31,074,917   31,123,677
  Accumulated deficit
  Treasury stock, at cost--1,740,145 shares
   of common stock in 1996 and 300,000
   shares of common stock in 1995            (7,978,885)  (1,050,000)
  Common stock to be redeemed for treasury
   (Note 10)                                 (1,073,239)           -
                                             ------------------------
Total stockholders' equity                   14,146,707   29,250,708
                                             ------------------------
Total liabilities and stockholders' equity  $20,198,645  $34,084,278
                                            =========================
/TABLE>

See accompanying notes.





                          Catalyst International, Inc.

                      Statements of Stockholders' Equity

                                                               Preferred Stock-        Preferred Stock-
                                    Preferred Stock                Series A                Series B               Common Stock
                                   -------------------      --------------------     --------------------    --------------------
                                   Shares      Dollars      Shares      Dollars      Shares       Dollars    Shares       Dollars
   ----------------------------------------------------------------------------------------------
Balances at January 1, 1994         1,089,108  $ 544,554             -  $       -             -   $       -   1,500,000   $150,000
 Issuance costs of redeemable
  preferred stock                           -          -             -          -             -           -           -          -
 Exchange of preferred stock       (1,089,108)  (544,554)    1,965,517    982,759             -           -           -          -
 Exchange for preferred stock
  held by minority interest                 -          -             -          -     1,273,473     636,737           -          -
 Dividends on preferred stock
  ($.0375 per share of Series A
  preferred stock, $.26 per share
  of Series D preferred stock and
  $.023 per share of preferred
  stock)                                    -          -             -          -             -           -           -          -
 Purchase of common stock for
  treasury                                  -          -             -          -             -           -           -          -
 Stock options exercised                    -          -             -          -             -           -     111,501     11,150
  Net income                                -          -             -          -             -           -           -          -
  -----------------------------------------------------------------------------------------------
Balances at December 31, 1994               -          -     1,965,517    982,759     1,273,473     636,737   1,611,501    161,150
 Shares issued in connection with
  initial public offering                   -          -             -          -             -           -   2,000,000    200,000
 Conversion of Series A and B
  preferred stock in connection
  with initial public offering              -          -    (1,965,517)  (982,759)   (1,273,473)   (636,737)  3,238,992    323,899
 Conversion of Series C and D
  redeemable preferred stock in
  connection with initial public
  offering                                  -          -             -          -             -           -   1,525,261     152,526
 Stock options exercised                    -          -             -          -             -           -      35,569       3,557
 Warrants exercised                         -          -             -          -             -           -      10,000       1,000
 Compensation expense on stock
  options                                   -          -             -          -             -           -          -           -


                                                                                        Common Stock
                                       Additional          to be
                                        Paid-in         Accumulated    Treasury Redeemed for
                                        Capital           Deficit               Stock             Treasury           Total
                                   --------------------------------------------------------------
Balances at January 1, 1994        $ 1,182,296  $(4,112,949) $       -  $        -  $ (2,236,099)
 Issuance costs of redeemable
  preferred stock                      (60,073)           -          -           -       (60,073)
 Exchange of preferred stock          (438,205)           -          -           -             -
 Exchange for preferred stock
  held by minority interest           (448,263)           -          -           -     1,085,000
 Dividends on preferred stock
  ($.0375 per share of Series A
  preferred stock, $.26 per share
  of Series D preferred stock and
  ($.023 per share of preferred
  stock)                                     -     (193,896)         -           -      (193,896)
 Purchase of common stock for
  treasury                                   -            - (1,050,000)          -    (1,050,000)
 Stock options exercised                     -            -          -           -        11,150
  Net income                                 -    1,073,354          -           -     1,073,354
                                   --------------------------------------------------------------
Balances at December 31, 1994       1,132,281    (3,233,491)(1,050,000)          -    (1,370,564)
 Shares issued in connection with
  initial public offering          23,378,212             -          -           -    23,578,212
 Conversion of Series A and B
  preferred stock in connection
  with initial public offering      1,295,597             -          -           -             -
 Conversion of Series C and D
  redeemable preferred stock in
  connection with initial public
  offering                          5,292,405             -          -           -     5,444,931
 Stock options exercised                  274             -          -           -         3,831
 Warrants exercised                         -             -          -           -         1,000
 Compensation expense on stock
  options                              24,908             -          -           -        24,908

                         Catalyst International, Inc.

                      Statements of Stockholders' Equity

                                                              Preferred Stock--      Preferred Stock--
                                        Preferred Stock          Series A               Series B              Common Stock
                                       -----------------      -----------------      -----------------     -----------------
                                       Shares    Dollars      Shares    Dollars      Shares    Dollars     Shares    Dollars
                                       ----------------------------------------------------------
Dividends on preferred stock
  ($.0445 per share of Series A
   preferred stock and $.9568 per
   share of Series D preferred           -          -           -          -           -          -             -          -
   stock)
   Net income                            -          -           -          -           -          -             -          -
                                       ----------------------------------------------------------
Balances at December 31, 1995            -          -           -          -           -          -     8,421,323    842,132
  Purchase of common stock for           -          -           -          -           -          -             -          -
   treasury
  Common stock to be redeemed for
   treasury (Note 10)                    -          -           -          -           -          -             -          -
  Stock options exercised                -          -           -          -           -          -        79,894      7,990
  Compensation expense on stock          -          -           -          -           -          -             -          -
   options
  Issuance costs of initial public       -          -           -          -           -          -             -          -
   offering
   Net loss                              -          -           -          -           -          -             -          -
                                       ----------------------------------------------------------
Balances at December 31, 1995            -          -           -          -           -          -    $8,501,217   $850,122
                                       ==========================================================

                                                                                              Common Stock
                                        Additional                                                To Be
                                         Paid-in          Accumulated          Treasury         Redeemed
                                         Capital            Deficit              Stock        for Treasury          Total
                                       ----------------------------------------------------------
Dividends on preferred stock
  ($.0445 per share of Series A
   preferred stock and $.9568 per
   share of Series D preferred                   -          (437,028)                 -                  -          (437,028)
   stock)
   Net income                                    -         2,005,418                  -                  -         2,005,418
                                       ----------------------------------------------------------
Balances at December 31, 1995           31,123,677        (1,665,101)        (1,050,000)                 -        29,250,708
  Purchase of common stock for                   -                 -         (6,928,885)                 -        (6,928,885)
   treasury
  Common stock to be redeemed for
   treasury (Note 10)                            -                 -                  -         (1,073,239)       (1,073,239)
  Stock options exercised                    7,757                 -                  -                  -            15,747
  Compensation expense on stock             29,419                 -                  -                  -            29,419
   options
  Issuance costs of initial public         (85,936)                -                  -                  -           (85,936)
   offering
   Net loss                                      -        (7,061,107)                 -                  -        (7,061,107)
                                       ----------------------------------------------------------
Balances at December 31, 1995          $31,074,917       $(8,726,208)       $(7,978,885)       $(1,073,239)      $14,146,707
                                       ==========================================================

                         Catalyst International, Inc.


                           Statements of Cash Flows


                                                 Years ended December 31,
                                         1996            1995           1994
                                         -------------------------------------------
Operating activities
Net income (loss)                        $ (7,061,107)   $ 2,005,418    $ 1,073,354

Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
  Depreciation and amortization             1,015,359        672,015        399,052
  Compensation expense on stock options        29,419         24,908              -
   Loss on disposal of equipment and
    leasehold improvements                        574         17,485         15,164
   Provision for restructuring and
    severance costs                           597,338              -              -
   Write-off of purchased research and
    development                             2,002,280              -              -
   Changes in operating assets and
    liabilities:
    Accounts receivable                       949,364     (1,651,403)    (4,387,338)
    Prepaid expenses                          (27,977)      (256,900)         4,323
    Accounts payable                         (129,133)       (47,151)       828,120
    Accrued liabilities                        69,386       (265,957)        31,699
    Income taxes                              (92,191)        64,500       (195,000)
    Deferred software license fees           (284,083)      (191,592)      (398,372)
    Deferred services and maintenance        (358,933)       888,339        158,498
    Deferred rent                             (19,532)        59,247        284,502
                                           -----------------------------------------
Total adjustments                           3,751,871       (686,509)    (3,259,352)
                                           -----------------------------------------
Net cash provided by (used in) operating
 activities                                (3,309,236)     1,318,909     (2,185,998)

Investing activities
Purchase of short-term investments       (206,017,668)   (19,883,157)             -
Sales of short-term investments           217,274,210              -              -
Capital expenditures                       (2,094,781)    (1,571,533)    (1,310,603)
Capitalized software development costs              -        (64,125)       (76,738)
Proceeds from fixed asset disposals            12,279         22,115              -
Purchase of Information Strategies, Inc.,
 net of cash acquired of $544 (Note 2)     (1,499,456)             -              -
                                           -----------------------------------------
Net cash provided by (used in) investing
 activities                                 7,674,584    (21,496,700)    (1,387,341)

Financing activities
Proceeds from long-term debt                        -        500,000        640,000
Payments on long-term debt                   (401,143)    (1,446,838)    (1,131,831)
Net proceeds from sale of preferred stock           -              -      4,939,927
Net proceeds from (costs related to)
 initial public offering of common stock      (85,936)    23,578,212              -
Proceeds from exercise of stock options
 and warrants                                  15,747          4,831         11,150
Dividends paid to preferred stockholders            -        (87,439)       (98,554)
Purchase of common stock for treasury      (6,928,885)             -     (1,050,000)
                                           -----------------------------------------
Net cash provided by (used in) financing
 activities                                (7,400,217)    22,548,766      3,310,692
                                           -----------------------------------------

See accompanying notes.

                         Catalyst International, Inc.


                                                                  Years ended December 31,
                                                               1996           1995         1994
                                                         ---------------------------------------
Net increase (decrease) in cash and cash equivalents     (3,034,869)     2,370,975      (262,647)
Cash and cash equivalents at beginning of year            3,729,705      1,358,730     1,621,377
                                                          --------------------------------------
Cash and cash equivalents at end of year                 $  694,836     $3,729,705    $1,358,730
                                                         =======================================
Supplemental disclosure:
 Cash paid for interest                                  $   59,566      $ 133,533    $  158,811
 Cash paid for income taxes                                 127,000         46,500       244,000


Noncash investing and financing activities:
 During 1994, the Company acquired $146,771 of computer hardware and a $22,932 prepaid maintenance agreement under a capital lease. Also during 1994, the Company issued Series A preferred stock in exchange for original preferred stock and issued Series B preferred stock in exchange for the preferred stock of a consolidated subsidiary held by third parties.

 During 1995, the Company acquired $267,868 of office equipment and $116,869 of computer hardware under capital leases. Also during 1995, the Company issued common stock in exchange for Series A, B, C and D preferred stock in connection with the Company's initial public offering of common stock.


See accompanying notes.

                         Catalyst International, Inc.

                         Notes to Financial Statements

                      Three Years Ended December 31, 1996



1. Significant Accounting Policies

Business and Concentration of Credit Risk

Catalyst International, Inc. (the Company) develops, markets and supports advanced warehouse management software solutions. The Company also provides related services, including software modification and configuration, project management, rapid prototyping, training and implementation support for customers throughout the United States and certain foreign countries who meet the Company's credit policies. All domestic and international sales are denominated in U.S. dollars. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Cash Equivalents

The Company invests excess funds not required for operations in highly liquid investments such as money market funds or repurchase agreements. These investments are considered cash equivalents for financial reporting purposes.

Short-Term Investments

The following is a summary of short-term investments at December 31:

                                                 1996
                               --------------------------------------
                                       Gross Unrealized   Estimated
                               Cost     Gains (Losses)    Fair Value
                               --------------------------------------

Corporate debt securities      $8,626,615      $ --        $8,626,615
                               ======================================

                         Catalyst International, Inc.

1. Significant Accounting Policies (continued)

                                                        1995
                                     -----------------------------------------
                                                Gross Unrealized    Estimated
                                     Cost        Gains (Losses)     Fair Value
                                     -----------------------------------------

Obligations of the U.S. government   $19,883,157        $ --       $19,883,157
                                     =========================================

The cost of these securities, which are considered as "available-for-sale" for financial reporting purposes, approximates fair value at both December 31, 1996 and 1995. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the available-for-sale securities are due in less than one year. The cost of securities sold is based on the specific identification method. There were no realized gains or losses during 1996 or 1995.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives as follows: computer hardware and software: 5 years; office equipment: 5 -- 10 years; and leasehold improvements: 10 years.

Capitalized Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes costs incurred to develop new software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to expense. When the software product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis based on current and anticipated future revenue with an annual minimum equal to straight-line amortization over the remaining estimated economic useful life of the software product.

                         Catalyst International, Inc.

1. Significant Accounting Policies (continued)

Revenue Recognition

Software License Fees

Software license fees on a customer's initial installation (which may include single or multiple sites) are recognized as revenue using the straight-line method beginning upon contract execution and ending upon the estimated completion date for installation of the software. The estimated completion dates are reviewed and revised monthly during the contract, and adjustments, if any, are recorded ratably through the installation date. Software license fees for sales of additional licenses to existing customers are recognized upon customer authorization to proceed with the subsequent installation.

In 1996, the Company began selling corporate software license fees which provide the customer the ability to install the software at an unlimited number of sites, as defined. Such revenue is recognized upon delivery of the software as the Company has no remaining significant obligations.

Relational database management systems software from third-party vendors is utilized by the Company's software product. The Company recognizes revenue and the related cost of the database software upon billing to the customer.

Services and Maintenance

Software modification fees are recognized as revenue using the straight-line method beginning upon definition of the modifications required and customer authorization to proceed, and ending upon installation. The estimated completion dates are reviewed and revised monthly during the contract, and adjustments, if any, are recorded ratably through the installation date. Management considers such methodology to be the best available measure of progress on these contracts and believes such methodology approximates the same results which would be obtained under a percentage-of-completion method.

Professional services are recognized as revenue as time and material costs are incurred and billed to the customer.

Maintenance fees are prepaid by customers and are recognized as revenue ratably over the term of the maintenance agreement, which is generally one year.

                         Catalyst International, Inc.

1. Significant Accounting Policies (continued)

Hardware and Other

Hardware and other revenues are recognized when the units are shipped to the customer.

Advertising

Advertising costs are expensed as incurred and amounted to approximately $329,000, $325,000 and $367,000 in 1996, 1995 and 1994,
respectively.

Compensated Absences

In 1995, the Company changed its policy for employees so that vacation pay must be used in the same year it is earned. The accrued liability at December 31, 1995 was reduced by $228,000 to eliminate vacation pay no longer required to be accrued under the new policy.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding for each respective period and assumes the conversion on January 1, 1994 and 1995 of all outstanding shares of Series A, B, C and D preferred stock into common stock. Net income per common share includes the dilutive effect of stock options and warrants calculated using the "treasury stock" method (using initial public offering
(IPO) price per share prior to the effective date of the IPO and actual market prices thereafter). Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock sold and stock options granted by the Company during the 12 months immediately preceding the initial filing of the Registration Statement for the IPO have been included as common stock equivalents as if they were outstanding for each period presented, whether or not dilutive, because the sale or option price per share was below the IPO price per share.

                         Catalyst International, Inc.

2. Acquisition of Information Strategies, Inc. ("ISI")

In April 1996, the Company acquired all of the outstanding common stock of ISI, a Windows NT based software developer, for $1,500,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed (including bank debt of $136,713) based upon fair value at the date of acquisition. The assets acquired included purchased research and development costs totaling $2,002,000 which were immediately charged to operations. The operating results of ISI have been included in the statement of operations since the date of acquisition. Pro forma results of operations have not been presented because the effects of this acquisition were not significant.

3. Bank Line of Credit

The Company has a $1,000,000 bank line of credit. The line of credit, which is due on demand, requires monthly interest payments at the bank's prime rate of interest (8.25% at December 31, 1996) plus 0.25% and is secured by substantially all of the Company's assets. No amounts were outstanding under the line of credit at December 31, 1996 or 1995.

4. Long-Term Debt and Lease Commitments

Long-term debt consisted of the following at December 31:

                                                    1996     1995
                                                 -------------------
Capital lease obligation                         $ 182,879 $ 447,309
Less current portion                               (51,047) (123,423)
                                                 -------------------
                                                 $ 131,832 $ 323,886
                                                 ===================

The Company leases a phone system under capital leases requiring monthly payments in varying amounts through August 2000 with an effective interest rate of 8.327%. At December 31, 1996, the gross amount of office equipment recorded under capital leases and related accumulated amortization was $268,991 and $96,043, respectively.

The Company also leases its corporate office space under an operating lease which extends through January 2006. The Company is recognizing rent expense on a straight-line basis which differs from the pattern of payments required by the lease. The Company is required to pay real estate taxes, maintenance, utilities and insurance on the leased building.

                         Catalyst International, Inc.

4. Long-Term Debt and Lease Commitments (continued)

At December 31, 1996, future payments under capital and noncancellable operating leases were as follows:

                                             Capital    Operating
                                             Leases     Leases
                                            ----------------------
         1997                               $ 64,046    $  619,000
         1998                                 64,046       585,000
         1999                                 64,046       611,000
         2000                                 16,358       615,000
         2001                                     --       615,000
         Thereafter                               --     2,264,000
                                            ----------------------
         Total minimum lease obligations     208,496     5,309,000
                                                         =========
         Amounts representing interest        25,617
                                            --------
         Capital lease obligation           $182,879
                                            ========

Total annual rent expense, including executory costs, on all operating leases was approximately $1,183,000, $816,000 and $465,000 in 1996, 1995 and 1994, respectively.

5. Stockholders' Equity

In November 1996, the Company entered into an agreement with affiliated shareholders to redeem all 1,206,013 shares of the Company's common stock held by the shareholders at $4.75 per share. The redemption agreement terminated any prior stock agreements between the Company and the shareholders.

The Company issued 2,000,000 new shares of common stock to the public in the IPO and received net proceeds of approximately $23,600,000. In connection with the IPO, the Company completed a recapitalization in which all outstanding shares of Series A, B, C and D preferred stock were converted into an aggregate of 4,764,253 shares of common stock and the number of authorized shares of common stock was increased to 25,000,000.

Series A preferred stock received cumulative annual dividends equal to the greater of $.05 per share or the per share amount of dividends paid on common stock or Series B preferred stock. Series D preferred stock received cumulative annual dividends equal to 10% of the original amount paid for such stock. Series B and C preferred stock received dividends equal to the greater of dividends declared by the Board of Directors or the per share amount of any dividends paid on common stock.

                         Catalyst International, Inc.

5. Stockholders' Equity (continued)

In October 1994, certain venture capital partnerships entered into a preferred stock purchase agreement with the Company to purchase 1,159,880 shares of the Company's Series C preferred stock for $1,000,000 and 365,381 shares of the Company's Series D preferred stock for $4,000,000.

In April 1994, the Company, pursuant to a Share Exchange Agreement, exchanged 1,273,473 shares of the Series B preferred stock for all outstanding shares of preferred stock of the former Catalyst International, Inc. The Company had previously owned 100% of the common stock of the former Catalyst International, Inc. As a result of the exchange of preferred stock, the former Catalyst became a wholly owned subsidiary of the Company. Catalyst International, Inc.
 has subsequently merged into its parent. In addition, in April 1994, the Company exchanged 1,956,519 shares of Series A preferred stock for 1,089,108 shares of the Company's original preferred stock, which is no longer authorized for issuance.

6. Stock Options and Warrants

The 1993 Stock Option Plan (the Plan), as amended, provides for granting by the Company of up to 3,000,000 incentive stock options and/or nonqualified stock options to employees. Each option entitles the holder to purchase one share of common stock at the specified option price. The option term is ten years. With certain exceptions, options vest 20% on the first anniversary of either the date of employment or the date of grant and then ratably over the following 48 months. At December 31, 1996, 954,909 options are available for grant under the Plan. For all options granted to date, the exercise price was equal to the market price (or estimated fair value prior to going public) of the underlying stock on the date of grant. No expense was recognized relating to the option grants in 1996.

                         Catalyst International, Inc.

6. Stock Options and Warrants (continued)

The following table summarizes information with respect to the Company's stock option plan for the three years ended December 31, 1996:


                                 Number of          Weighted Average
                                 Shares        Option Price Per Share
                                 ------------------------------------
Outstanding at January 1, 1994            -                $   -
Granted                             733,500                $0.15
Exercised                          (111,501)               $0.10
Canceled                            (60,508)               $0.10
                                 ------------------------------------
Outstanding at December 31, 1994    561,491                $0.17
Granted                             946,750                $8.40
Exercised                           (35,569)               $0.11
Canceled                            (80,220)               $2.18
                                 ------------------------------------
Outstanding at December 31, 1995  1,392,452                $2.84
Granted                             740,600                $7.09
Exercised                           (79,894)               $0.20
Canceled                           (235,031)               $7.41
                                 ------------------------------------
Outstanding at December 31, 1996  1,818,127                $5.75
                                 ====================================

As of December 31, 1996, the range of exercise prices on outstanding options was $0.10 to $13.00 per share, and the remaining contractual lives ranged from 7 to 10 years. The number of options exercisable at December 31, 1996, 1995 and 1994 were 254,386 and 177,030, respectively.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock option plan. Had the Company accounted for its employee stock option plan based upon the fair value at the grant date for options granted under the plan, based on the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's pro forma net income (loss) and pro forma net income (loss) per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                            1996           1995
                                        --------------------------
Pro forma net income (loss)             $(7,517,865)    $1,464,855
Pro forma net income (loss) per share        $(0.94)    $0.21

                         Catalyst International, Inc.

The weighted average grant date fair values used in the above pro forma disclosures were $3.09 and $2.94 per share for 1996 and 1995 option grants, respectively. It should be noted that the effects of applying SFAS No. 123 for providing pro forma disclosure may not be indicative of future amounts until the new rules are applied to all outstanding, nonvested awards (i.e., the above pro forma amounts give effect to 1995 and 1996 grants only).

6. Stock Options and Warrants (continued)

As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995 under the SFAS No. 123 fair value method. For grants made prior to the Company becoming a public company, the minimum value method was used to estimate the fair value of the options. For grants made after the Company's initial public offering in November 1995, the Black-Scholes method was used. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for 1996 and 1995, respectively: risk-free interest rates of 6.3%- 1996 and 6.1%-1995; dividend yields of 0%; expected common stock market price volatility factors of 0.529; and a weighted-average expected life of the option of five years.

In April 1996, the Company modified 726,100 employee stock options granted in 1995 and 1996. The modifications included reducing the exercise price to the market price of the underlying stock as of the modification date ($8.50 per share), extending the term to ten years after the modification date, and resetting the five-year vesting period.

During July 1994, the Company issued warrants to each of two parties to purchase 5,000 shares of common stock exercisable at any time at $.10 per share. The warrants were exercised in September 1995. In addition, in November 1995 the Company issued a warrant to purchase 10,000 shares of common stock at $13.00 per share. The warrant term is 10 years and vests at 20% one year after date of grant and then ratably over the following 48 months.

The Company has reserved 2,783,036 shares of common stock at December 31, 1996, to provide for the exercise of outstanding stock options and warrants and the granting of stock options.

7. Retirement Plan

The Company sponsors an employee savings and retirement plan in which all employees over 21 years of age with one month of service are eligible to participate. Participants can elect to defer up to 15% of their compensation in accordance with Section 401(k) of the Internal Revenue Code. The Company, at its discretion, can match up to 100% of the employees' contributions. Company contributions to the plan were approximately $78,000, $51,000 and $36,000 in 1996, 1995 and 1994,
respectively.

                         Catalyst International, Inc.

8. Income Taxes

The provision for income taxes consisted of the following:


                                             Years ended December 31,
                                        1996            1995           1994
                                   ------------------------------------------
      Current:
       Federal                     $         -      $ 101,000        $ 25,000
       State                                 -         10,000          24,000
                                   ------------------------------------------
                                             -        111,000          49,000

      Deferred                       2,010,000        616,000         363,000
      Change in valuation reserve   (2,010,000)      (616,000)       (363,000)
                                   -------------------------------------------
                                    $        -      $ 111,000       $  49,000
                                   ===========================================

The provision for income taxes differs from the statutory U.S.
federal income tax rate due to the following:

                                              Years ended December 31,
                                       1996          1995            1994
                                    ----------------------------------------
      Provision (benefit) at U.S.
       statutory rate               $(2,401,000)   $ 720,000     $  382,000
      State income taxes (benefit),
       net of federal tax                     -        7,000         12,000
      General business credits         (105,000)           -         (4,000)
      Change in valuation allowance   2,010,000     (616,000)      (363,000)
      Nondeductible expenses
       (nontaxable income)              495,000       (2,000)        24,000
      Other                               1,000        2,000         (2,000)
                                    ----------------------------------------
                                    $         _    $ 111,000     $   49,000
                                    ========================================

At December 31, 1996, the Company had net operating loss carryforwards of $5,490,000 and $5,818,000 for federal and Wisconsin income tax purposes, respectively, which expire between 2007 and 2011. Of these net operating loss carryforwards, $964,000 were created by deductions from the exercise of nonqualified stock options during 1996 and 1995. The tax benefit realized upon the use of net operating loss carryforwards in future years related to such deductions will be credited directly to additional paid-in capital. At December 31, 1996, the Company had general business credit carryforwards of $424,000 and $177,000 for federal and Wisconsin

                         Catalyst International, Inc.

income tax purposes, respectively, which expire from 2006 through 2009. At December 31, 1996, the Company had $61,000 of alternative minimum tax (AMT) credits which do not expire. Annual limitations on the use of these loss and credit carryforwards due to changes in ownership are not expected to materially impact the Company.

The tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities were as follows:


                                           Years ended December 31,
                                               1996          1995
                                          --------------------------
Deferred tax assets:
 AMT and general business credits         $    602,000    $  707,000
 Net operating loss carryforwards            2,170,000        76,000
 Deferred revenues                             247,000       291,000
 Intercompany deferred license fees                  -       217,000
 Accrued compensation and restructuring        267,000        33,000
 Deferred rent                                 126,000       134,000
 Allowance for doubtful accounts               109,000             -
 Other                                          32,000        16,000
                                          --------------------------
                                             3,553,000     1,474,000
Deferred tax liabilities:

 Depreciation                                 (172,000)      (88,000)
 Capitalized software costs                    (14,000)      (41,000)
 Other                                         (43,000)      (31,000)
                                          ---------------------------
                                              (229,000)     (160,000)
                                          ---------------------------
Net deferred tax assets                      3,324,000     1,314,000
Valuation allowance                         (3,324,000)   (1,314,000)
                                          ---------------------------
                                           $         -   $         -
                                          ===========================

The valuation allowance at December 31, 1996 and 1995, was provided because of uncertainty, based on the Company's historical operating results, with respect to realization of deferred tax assets.

9. Segment Disclosure and Major Customers

The Company operates in one industry segment. Sales to individual customers that exceeded 10% of revenues in each year ending December 31 were as follows: 1995: two customers - 15% and 13% of revenues, respectively; and 1994: two customers - 17% and 10% of revenues, respectively. There were no sales to individual customers that exceeded 10% of revenues in 1996.

                         Catalyst International, Inc.

9. Segment Disclosure and Major Customers (continued)

International revenues accounted for 21%, 29% and 19% of total revenues in 1996, 1995 and 1994, respectively. Revenues by geographic area for the years ended December 31, 1996, 1995 and 1994, were as follows:

                                      Years ended December 31,
                                  1996          1995         1994
                               --------------------------------------
       North America           $16,681,142   $14,660,341  $13,170,488
       International             4,485,580     5,997,656    3,007,926
                               --------------------------------------
                               $21,166,722   $20,657,997  $16,178,414
                               ======================================

10. Restructuring and Severance Costs

In December 1996, the Company initiated a restructuring plan to close its division in Dallas, Texas. Shutdown of this facility is expected to be completed by the end of the first quarter of 1997. In connection with the restructuring, six employees at the facility have been or will be terminated. Estimated employee termination costs of $234,318 have been accrued at December 31, 1996. Additional costs of $113,020 associated with the restructuring have also been accrued at December 31, 1996. These costs primarily relate to the termination of a facility lease in Dallas which runs through February 1998, and other costs to shut down the division.

The Company, based upon a decision by the Board of Directors in December 1996, entered into a termination agreement with its former president and chief executive officer. Severance costs of $250,000 have been accrued at December 31, 1996. In conjunction with the termination agreement, the Company agreed to repurchase 225,945 shares of the Company's stock held by this individual at $4.75 per share. These shares were purchased for the treasury on January 7, 1997.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                           Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The Company incorporates by reference herein the information contained under the caption "Election of Directors" on page 2 of the Proxy Statement for the 1997 Annual Meeting of Stockholders and
"Executive Officers" on page 6 of the Proxy Statement for the 1997 Annual Meeting of Stockholders.

Departure of Chief Financial Officer. As of March 12, 1997, Lisa K. Sanregret is no longer employed by the Company as its Chief
Financial Officer.  Ms. Sanregret also held the title of Vice
President of Finance and Administration. The Company has commenced a search for a replacement Chief Financial Officer; in the interim, Mr. McGowan will assume Ms. Sanregret's responsibilities as Chief
Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION.

The Company incorporates by reference herein the information contained under the caption "Executive Compensation" on pages 7 through 9 of the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The Company incorporates by reference herein the information contained under the caption "Security Ownership of Certain Beneficial Owners" on pages 4 and 5 of the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                           EXHIBIT INDEX

Exhibit
Number	Description
---------------------------------------------------------------------
3.1		Form of Amended and Restated Certificate of
            Incorporation, incorporated by reference to Exhibit 3.1
	       of the Company's Registration Statement on Form SB-2 (No.
            33-97522C) (the "Registration Statement").
3.2		Form of Amended and Restated By-Laws, incorporated by
            reference to Exhibit 3.2 of the Registration Statement.
10.1		1993 Stock Option Plan of Catalyst USA, Inc.,
            incorporated by reference to Exhibit 10.1 of the
            Registration Statement.*
10.2		Employment Agreement dated August 1, 1992 between the
            Company and James Stowers, incorporated by reference to
            Exhibit 10.3 of the Registration Statement.*
10.3		1995 Management Bonus Plan, incorporated by reference	to
            Exhibit 10.4 of the Registration Statement.*
11		Statement re: Computation of Per Share Earnings.
21		Subsidiaries.
23		Consent of Ernst & Young, LLP.
27		Article 5 Financial Data Schedule.


* Represents management contract or compensation plan or arrangements required to be filed as an Exhibit to the Form 10-KSB.

REPORTS ON FORM 8-K.

One report on Form 8-K was filed during the fourth quarter of 1996. On a report on Form 8-K dated December 3, 1996, the Company disclosed that it announced on November 29, 1996 that the Company had entered into a definitive agreement to redeem approximately 1.2 million shares of its Common Stock from Summit Ventures III, L.P. and Summit Investors II, L.P. of Boston in a privately-negotiated transaction.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 26, 1997.


				Catalyst International, Inc.


				By: /s/ Sean P. McGowan
				    --------------------------------------
					Sean P. McGowan
					President and Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:


/s/ Douglas B. Coder                       Date: March __, 1996
Douglas B. Coder
Chairman of the Board
(Principal Executive Officer)

/s/ Sean P. McGowan                        Date: March __, 1996
Sean P. McGowan
President, Chief Operating Officer
 and Acting Chief Financial Officer
(Principal Accounting Officer)

/s/ Roy J. Carver                           Date: March __, 1996
Roy J. Carver, Director

/s/ Vaemond H. Crane                        Date: March __, 1996
Vaemond H. Crane, Director

/s/ James F. Goughenour                     Date: March __, 1996
James F. Goughenour, Director
/s/ Terrence L. Mealy                       Date: March __, 1996
Terrence L. Mealy, Director

                            Exhibit 11



        STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

					                 Year ended December 31,
						               1996         1995

Average shares outstanding..............    7,995,766     2,151,082
Conversion of options and warrants (a)..            -       271,674
Conversion of preferred stock (b).......            -     4,162,177
Stock, options and warrants issued
  within one year of initial filing (c).            -       304,070
 Total..................................    7,995,766     6,889,003

Net income (loss) applicable to
  common stock..........................  $(7,061,107)   $1,568,390
Dividends on preferred stock............            -       437,028
                                          $(7,061,107)   $2,005,418

Net income (loss) per share of
  common stock..........................       $(0.88)        $0.29

	(a)  Computed using the "treasury stock" method
	(b)  Computed using the "if-converted" method
	(c)  Computed in accordance with Staff Accounting Bulletin
           No. 83

                         Exhibit 21


           Subsidiaries of Catalyst International, Inc.


Name: Catalyst WMS International, Limited
Jurisdiction of Incorporation: United Kingdom
Status: Inactive and in Good Standing
Name: Catalyst do Brasil Disbtribuidora de Software Ltda.
Jurisdiction of Incorporation: Brazil
Status: Active and in Good Standing

Name: Information Strategies Incorporated
Jurisdiction of Incorporation: State of Texas
Status: Inactive and in Good Standing

                           Exhibit 23



       Consent of Ernst & Young LLP, Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-1394) pertaining to the 1993 Stock Option Plan of Catalyst USA, Inc. of our report dated January 27, 1997, with respect to the financial statements of Catalyst International, Inc. included in this Annual Report (Form 10-KSB) for the year ended December 31, 1996.



Milwaukee, WI            						ERNST & YOUNG LLP
March 24, 1997

Exhibit 27

ARTICLE 5 FINANCIAL DATA SCHEDULE
(amounts in thousands, except per share amounts)

Period type						 12 mos.
Fiscal year end				December 31, 1996
Period end				 	December 31, 1996

Cash								$   695
Securities							  8,626
Receivables						  5,979
Allowances							    279
Inventory								 -
Current assets						 15,921
PP&E								  6,380
Depreciation						  2,138
Total assets						 20,199
Current liabilities					  5,464
Bonds									 -
Preferred mandatory						 -
Preferred								 -
Common							    850
Other SE							 13,297
Total liability and equity				 20,199
Sales								 21,167
Total revenues						 21,167
CGS								 12,659
Total costs						 29,095
Other expenses						      -
Loss provision							 -
Interest expense							67
Loss pretax						 (7,061)
Income tax								 -
Income continuing						 -
Discontinued							 -
Extraordinary							 -
Changes								 -
Net loss							 (7,061)
EPS primary						   (.88)
EPS diluted						   (.88)