Form 10QSB
period 1997-03-31
CATALYST INTERNATIONAL INC
filed 1997-05-15
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-27138

                  CATALYST INTERNATIONAL, INC.
                --------------------------------
(Exact name of small business issuer as specified in its charter)


          Delaware                              39-1415889
-----------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

8989 North Deerwood Drive, Milwaukee, WI         53223
-----------------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

       (414) 362-6800                      FAX (414) 377-6263
----------------------------------------------------------------
(Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997, 6,621,564 shares of the issuer's common stock were outstanding.


This report contains 15 pages.  There are 2 exhibits.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                        Page No.
PART I.   Financial Information

 Item 1.  Financial Statements:

          Balance Sheets - March 31, 1997
            and December 31, 1996 . . . . . . . . . . .    3

          Statements of Operations - Three months
            ended March 31, 1997 and 1996 . . . . . . .    5

          Statements of Cash Flows - Three months
            ended March 31, 1997 and 1996 . . . . . . .    6

          Notes to Financial Statements . . . . . . . .    7

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation . . . . . . . . . . . . .    8

PART II.  Other Information:

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . .  12

          Signatures . . . . . . . . . . . . . . . . . .  13

PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

                     CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS


                                           March 31,  Dec. 31,
                                             1997       1996
                                         (unaudited)
Current Assets:
Cash and cash equivalents                    $ 5,436   $ 9,321
Accounts receivable                            5,766     5,979
Refundable income taxes                          216       213
Prepaid expenses                                 426       408
                                             -------   -------
     Total Current Assets                     11,844    15,921

Equipment and Leasehold Improvements:
Computer hardware and software                 3,576     3,406
Office equipment                               2,247     2,194
Leasehold improvements                           809       780
                                             -------   -------
                                               6,632     6,380
Less accumulated depreciation                  2,393     2,138
                                             -------   -------
     Total Equipment and
       Leasehold Improvements                  4,239     4,242

Other Assets:
Capitalized software development costs            18        36
                                             -------   -------
     Total Other Assets                           18        36
                                             -------   -------
     Total Assets                            $16,101   $20,199
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                           Balance Sheets
                (in thousands, except share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,   Dec. 31,
                                             1997        1996
                                         (unaudited)
Current Liabilities:
Accounts payable                             $   636   $ 1,044
Accrued liabilities                              669     1,023
Reserve for restructuring and
  severance costs                                318       597
Deferred software license fees                    44        13
Deferred services and maintenance              1,939     1,663
Redemption price of common stock                   -     1,073
Current portion of long-term debt                 52        51
                                             -------   -------
     Total Current Liabilities                 3,658     5,464

Noncurrent Liabilities:
Long-term debt                                   118       132
Deferred services and maintenance                 94       132
Deferred rent                                    319       324
                                              ------     -------
     Total Non-Current Liabilities               531       588
                                              ------     -------
     Total Liabilities                         4,189     6,052

Stockholders' Equity:
Common stock, $.10 Par Value;
  25,000,000 shares authorized;
       shares issued: 8,587,654 in 1997
     and 8,501,217 in 1996                       859       850
Additional paid-in capital                    31,087    31,075
Accumulated deficit                          (10,982)   (8,726)
Treasury stock, at cost: 1,966,090 shares
  of common stock in 1997 and 1,740,145
  shares in 1996                              (9,052)   (7,979)
Common stock to be redeemed for
  treasury stock                                   -    (1,073)
                                             -------     -------
Total Stockholders' Equity                    11,912    14,147
                                             -------     -------
Total Liabilities and Stockholders' Equity   $16,101   $20,199
                                             =======     =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1997      1996
                                              ----      ----
Revenues:
Software license fees                       $ 1,297   $ 3,258
Services and maintenance                      2,825     3,161
Hardware and other                                -         1
                                             ------     ------
     Total Revenues                           4,122     6,420

Operating Expenses:
Cost of license fees                             97        84
Cost of services and maintenance              2,896     2,894
Product development                             943       954
Sales and marketing                           1,249     1,199
General and administrative                    1,267       570
                                             ------     ------
     Total Operating Expenses                 6,452     5,701
                                             ------     ------
Income (loss) from operations                (2,330)      719

Other income                                     74       252
                                             ------     ------
Income (loss) before provision
  for income taxes                           (2,256)      971

Provision for income taxes                         -       240
                                             ------     ------
Net income (loss)                           $(2,256)      731
                                             ======     ======

Net income (loss) per share                 $ (0.34)  $  0.09

Shares used in computing net income
  (loss) per share                            6,591     8,438


See accompanying notes

                     CATALYST INTERNATIONAL, INC.

                      Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                             1997      1996
                                                             ----      ----
Operating Activities:
Net income (loss)                                         $(2,256)   $   731
Adjustments to reconcile net income (loss) to net
  cash used by operating activities:
     Depreciation and amortization                           275         98
     Compensation expense on stock options                     -          7
Changes in operating assets and liabilities:
     Accounts receivable                                     213     (2,152)
     Prepaid expenses                                        (18)       (42)
     Accounts payable                                       (408)       303
     Deferred services and maintenance                       237        (68)
     Restructuring costs                                    (279)         -
     Deferred rent                                            (5)        (5)
     Deferred software license fees                           31       (177)
     Income taxes                                             (3)       232
     Accrued liabilities                                    (354)       101
                                                         -------    -------
Total adjustments                                           (311)    (1,703)
Net cash used in operating activities                     (2,567)      (972)

Investing Activities:
Purchase of equipment and leasehold improvements            (253)      (642)
                                                         -------    -------
Net cash used in investing activities                       (253)      (642)

Financing Activities:
Payments on long-term debt                                   (13)       (33)
Expenses related to initial public offering                    -        (85)
Proceeds from stock options exercised                         21          1
Purchase of treasury stock                                (1,073)         -
                                                         -------    -------
   Net cash used in financing activities                  (1,065)      (117)
                                                         -------    -------
Net decrease in cash                                      (3,885)    (1,731)

Cash and cash equivalents at the beginning of period       9,321     23,613
                                                         -------    -------
Cash and cash equivalents at the end of the period       $ 5,436    $21,882
                                                         =======    =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS
                          March 31, 1997
                           (Unaudited)



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1996.

2. Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding for each period presented. Net income (loss) per share of common stock also includes the dilutive effect of stock options calculated using the "treasury stock method."

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Total Revenues

The Company's total revenues for the first quarter of 1997 were $4.1 million, which represented a decrease of 36% over first quarter 1996 total revenues of $6.4 million. The decrease in total revenues for the three month period is due, in part, to the conclusion of the revenue stream from the larger than usual number of implementations which occurred in the first quarter of 1997 and were not completely replaced with license fee revenue from new sales.

International revenues were $1.1 million in the first quarter of 1997, which represented a decrease of 15.4% over first quarter 1996 international revenues of $1.3 million. International revenues represented 26.9% of total revenues for the first quarter of 1997 compared to 19.7% in the same period of 1996. The decrease in international revenues from 1996 to 1997 is due to fewer new international sales in the first quarter of 1997 compared to 1996; the increase in international revenues as a percentage of total year to date revenues is due, in general, to the lower revenues experienced in the US during the quarter.


Software License Fees

The first quarter of 1997 software license fee revenues of $1.3 million represented a decrease of 60.2% from the first quarter of 1996 software license fee revenues of $3.3 million, attributable to decreased license fee revenues for Catalyst WMS in the first quarter of 1997. Based on the large number of implementations in the first quarter ended March 31, 1997 the Company believes that Release 6.0 was well received in the marketplace; in addition, based on sales of Release 7.0 in the first quarter, the Company believes that Catalyst WMS Release 7.0 was well received in the market.

Services and Maintenance

Services and maintenance revenues decreased 10.6% to $2.8 million in the first quarter of 1997, down from $3.2 million in the first quarter of 1996. The components of services and maintenance revenues as a percentage of total revenues in the first quarter of 1997 were 17.1% for software modifications, 33.1% for professional services and 18.3% for maintenance agreements compared with 21.1%, 18.4% and 9.7%, respectively, in the first quarter of 1996. Services and maintenance revenues decreased in the first quarter due to the decreased number of modifications required by new customers, the combined effect of an increased number of Catalyst WMS implementations, rollouts of additional sites on corporate licenses and upgrades to new releases of Catalyst WMS and renewals of maintenance agreements.


Hardware and Other

Hardware and other revenues do not represent a material percentage of total revenues in the first quarter of either 1997 or 1996. The Company has no immediate plans to resell hardware but may consider doing so in future periods to meet changing customer demand.


Cost of Software License Fees

In the first quarter of 1997 cost of software license fees increased 15.5% to $97,000 in 1997 from $84,000 in the same period of 1996. The Company continues to expense all software development costs as product development expenditures as incurred. This may change in future periods in the event that the Company changes to a point release development philosophy, which could lead to the lengthening of the period of time between major releases of Catalyst WMS.


Cost of Services and Maintenance

There was no material change in cost of services and maintenance, which was $2.9 million for each of the first quarters of 1997 and 1996. The cost of services and maintenance stayed relatively constant notwithstanding the fact that the number of employees has grown. There were 165 employees in services and maintenance at March 31, 1997 compared to 150 employees at March 31, 1996.

Product Development

Product development expenses as a percentage of total revenues for the first quarter of 1997 increased to 22.9% from 14.9% in the first quarter of 1996. Actual product development expenses were $943,000 in the first quarter of 1997 compared to $954,000 in the first quarter of 1996, representing a decrease of 1.2%. The decrease in product development costs is primarily due to the reorganization which occurred in the first quarter of 1997, the effects of which may also be seen in future periods. The product development staff consisted of 55 employees at March 31, 1997 and March 31, 1996.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the first quarter of 1997 increased to 30.3% from 18.7% in the first quarter of 1996. Actual sales and marketing expenses remained consistent at $1.2 million in the first quarters of 1997 and 1996. The increase in sales and marketing expenses as a percentage of total revenues in the first quarter of 1997 is due to an increase in international sales and marketing efforts resulting from the addition of sales and marketing employees in the UK and the establishment of sales offices in Brazil and France. There were 28 and 23 sales and marketing employees at March 31, 1997 and March 31, 1996, respectively.


General and Administrative

General and administrative expenses as a percentage of total revenues for the first quarter of 1997 increased to 30.7% from 8.9% in the first quarter of 1996. Actual general and administrative expenses increased 122.3% to $1.3 million in the first quarter of 1997 from $570,000 in the first quarter of 1996. There were 26 and 20 employees in general and administrative roles at March 31, 1997 and March 31, 1996, respectively. The increase in general and administrative expenses is due to enhancement of the Company's infrastructure, accomplished in fiscal 1996, the reorganization which occurred in the first quarter of 1997 and a change in department classifications which resulted in the reflection of internal Information Technology expenses as well as all executive officer salary expenses in General and Administrative expenses.

Other Income and Expense

Interest income for the first quarter of 1997 was $78,000, offset by $4,000 of interest and other expenses compared to $261,000 of interest income offset by $9,000 of interest and other expenses in the first quarter of 1996. The decrease in interest income was due to lower cash levels in the first quarter of 1997 as the Company's operating cash needs increased. Interest income was higher in the first quarter of 1996 as a result of the investment of the proceeds from the Company's initial public offering in November 1995.


Income Tax Expense

No Federal and state tax expense was recorded for the quarter ended March 31, 1997 due to the Company's federal and state net operating loss position. No deferred tax expense has been recorded in the quarter ended March 31, 1997 as the Company continues to record a valuation allowance to reserve for the net deferred tax assets.


Liquidity and Capital Resources

Net cash used in operating activities was $2.6 million for the three months ended March 31, 1997, compared to $972,000 for the three months ended March 31, 1996. The increase in net cash used by operations in the first three months of 1997 from the first three months of 1996 is due primarily to the net loss incurred for the quarter ended March 31, 1997.

The decrease in cash used for investing activities from $642,000 during the three months ended March 31, 1996 to $253,000 during the three months ended March 31, 1997 was due to decreased equipment and leasehold improvement purchases.

Financing activities used cash of $1.1 million in the first three months of 1997 compared to $117,000 in the first three months of 1996. The increase in cash used for financing activities is due to the repurchase of approximately 226,000 shares of the Company's common stock from the Company's former president and chief executive officer for $1.1 million.

As of March 31, 1997, the Company had $5.4 million in cash, cash equivalents and short-term investments, which consist primarily of money market funds and commercial paper. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of March 31, 1997, there were no amounts outstanding under the Revolving Credit Facility.

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


PART II.     OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number   Description
     11          Statement re: Computation of Per Share Earnings
     27          Financial Data Schedule

     (b)    Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1997.

                          SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated:  May 14, 1997               By: /s/ Sean P. McGowan
                                       -------------------------
                                   Sean P. McGowan
                                   President and Chief Operating
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated: May 14, 1997                By: /s/ Sean P. McGowan
                                       -------------------------
                                   Sean P. McGowan
                                   President and Chief Operating
                                   Officer

                                   Signing on behalf of the
                                   registrant and as acting
                                   principal financial officer.

                             Exhibit 11


            STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
           (amounts in thousands, except per share amounts)



                                         Three months ended
                                              March 31,
                                         ------------------
                                           1997      1996
                                           ----      ----

Average shares outstanding                6,591     8,124
Net effect of conversion of
 options and warrants (a)                     -(b)    314
                                          -----       -----
     Total                                6,591     8,438
                                          =====       =====

Net income (loss)                       ($2,256)   $  731
                                          =====       =====


Net income (loss) per share             ($ 0.34)   $ 0.09
                                          =====     =====

-----------------------
(a) Computed using the "treasury stock" method.
(b) Common stock equivalents and other potentially dilutive securities were anti-dilutive in this period.

                           Exhibit 27


                ARTICLE 5 FINANCIAL DATA SCHEDULE
        (amounts in thousands, except per share amounts)



Period type                              3 mos.
Fiscal year end                    December 31, 1996
Period end                           March 31, 1997

Cash                                    $ 5,436
Receivables                               5,766
Allowances                                  399
Inventory                                     -
Current assets                           11,844
PP&E                                      6,633
Depreciation                              2,393
Total assets                             16,101
Current liabilities                       3,658
Bonds                                         -
Preferred mandatory                           -
Preferred                                     -
Common                                      859
Other SE                                 11,053
Total liability and equity               16,101
Sales                                     4,123
Total revenues                            4,123
CGS                                       1,129
Total costs                               6,451
Other expenses                              (74)
Loss provision                                -
Interest expense                              4
Income pretax                            (2,256)
Income tax                                    -
Income continuing                        (2,256)
Discontinued                                  -
Extraordinary                                 -
Changes                                       -
Net income                               (2,256)
EPS primary                               (0.34)
EPS diluted                                   -