Form 10QSB
period 1997-07-31
CATALYST INTERNATIONAL INC
filed 1997-08-15
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1997

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 1997, 6,637,956 shares of the issuer's common stock were outstanding.


This report contains 15 pages.  There are 3 exhibits.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                        Page No.
PART I.   Financial Information

 Item 1.  Financial Statements:

          Balance Sheets - June 30, 1997
            and December 31, 1996  . . . . . . . . . . .   3

          Statements of Operations - Three months
            ended June 30, 1997 and 1996 . . . . . . . .   5

          Statements of Operations - Six months
            ended June 30, 1997 and 1996 . . . . . . . .   6

          Statements of Cash Flows - Six months
            ended June 30, 1997 and 1996 . . . . . . . .   7

          Notes to Financial Statements  . . . . . . . .   8

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation  . . . . . . . . . . . . .   9

PART II.  Other Information:

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . .  14

          Signatures . . . . . . . . . . . . . . . . . .  15

PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

                     CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS


                                           June 30,  Dec. 31,
                                             1997       1996
                                         (unaudited)
Current Assets:
Cash and cash equivalents                    $ 5,155   $ 9,321
Accounts receivable                            6,739     5,979
Prepaid and other assets                         401       621
                                             -------   -------
     Total Current Assets                     12,295    15,921

Equipment and Leasehold Improvements:
Computer hardware and software                 3,774     3,406
Office equipment                               2,262     2,194
Leasehold improvements                           861       780
                                             -------   -------
                                               6,897     6,380
Less accumulated depreciation                  2,662     2,138
                                             -------   -------
     Total Equipment and
       Leasehold Improvements                  4,235     4,242

Other Assets:
Capitalized software development costs             -        36
                                             -------   -------
     Total Other Assets                            -        36
                                             -------   -------
     Total Assets                            $16,530   $20,199
                                             =======   =======

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                (in thousands, except share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,    Dec. 31,
                                             1997         1996
                                         (unaudited)
Current Liabilities:
Accounts payable                             $   788    $ 1,044
Accrued liabilities                              967      1,023
Reserve for restructuring and
  severance costs                                156        597
Deferred software license fees                   183         13
Deferred services and maintenance              2,977      1,663
Redemption price of common stock                   -      1,073
Current portion of long-term debt                 53         51
                                             -------    -------
     Total Current Liabilities                 5,124      5,464

Noncurrent Liabilities:
Long-term debt                                   104        132
Deferred services and maintenance                514        132
Deferred rent                                    314        324
                                              ------    -------
     Total Non-Current Liabilities               932        588
                                              ------    -------
     Total Liabilities                         6,056      6,052

Stockholders' Equity:
Common stock, $.10 par value;
  25,000,000 shares authorized;
       shares issued: 8,604,046 in 1997
     and 8,501,217 in 1996                       860        850
Additional paid-in capital                    31,102     31,075
Accumulated deficit                          (12,436)    (8,726)
Treasury stock, at cost: 1,966,090 shares
  of common stock in 1997 and 600,632
  shares in 1996                              (9,052)    (7,979)
Common stock to be redeemed for
  treasury                                         -     (1,073)
                                             -------    -------
Total Stockholders' Equity                    10,474     14,147
                                             -------    -------
Total Liabilities and Stockholders' Equity   $16,530    $20,199
                                             =======    =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three Months Ended
                                                 June 30,
                                            ------------------
                                              1997      1996
                                              ----      ----
Revenues:
Software license fees                       $ 1,812   $ 2,603
Services and maintenance                      3,169     3,474
Hardware and other                               52       110
                                             ------    ------
     Total Revenues                           5,033     6,187

Operating Expenses:
Cost of license fees                            188        33
Cost of services and maintenance              3,363     3,059
Product development                             615     1,051
Sales and marketing                           1,371     1,288
General and administrative                    1,004       665
Write-off of purchased research
  and development                                 -     2,002
                                             ------    ------
     Total Operating Expenses                 6,541     8,098
                                             ------    ------
Loss from operations                         (1,508)   (1,911)

Other income                                     54       243
                                             ------    ------
Net loss                                    $(1,454)   (1,668)
                                             ======    ======

Net loss per share                          $ (0.22)  $ (0.20)

Shares used in computing net loss
 per share                                    6,633     8,519


See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                             Six Months Ended
                                                 June 30,
                                            ------------------
                                              1997      1996
                                              ----      ----
Revenues:
Software license fees                       $ 3,045   $ 5,861
Services and maintenance                      5,994     6,635
Hardware and other                              116       111
                                             ------    ------
     Total Revenues                           9,155    12,607

Operating Expenses:
Cost of license fees                            285       117
Cost of services and maintenance              6,259     5,953
Product development                           1,557     2,005
Sales and marketing                           2,619     2,487
General and administrative                    2,272     1,235
Write-off of purchased research
  and development                                 -     2,002
                                             ------    ------
     Total Operating Expenses                12,992    13,799
                                             ------    ------
Loss from operations                         (3,837)   (1,192)

Other income                                    128       495
                                             ------    ------
Loss before provision for income taxes       (3,709)     (697)

Provision for income taxes                        -       240
                                             ------    ------
Net loss                                    $(3,709)     (937)
                                             ======    ======

Net loss per share                          $ (0.56)  $ (0.11)

Shares used in computing net loss
  per share                                   6,612     8,480


See accompanying notes

Page  7

                     CATALYST INTERNATIONAL, INC.

                      Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                            Six months ended
                                                                June 30,
                                                           ------------------
                                                             1997      1996
                                                             ----      ----
Operating Activities:
Net loss                                                 $(3,709)   $  (937)
Adjustments to reconcile net loss to net
  cash used by operating activities:
     Depreciation and amortization                           572        326
     Compensation expense on stock options                     -          7
Write-off of purchased research and development                -      2,002
Gain on disposal of equipment                                (12)         -
Changes in operating assets and liabilities:
     Accounts receivable                                    (760)    (1,342)
     Prepaid expenses                                        (52)       (37)
     Accounts payable                                       (256)      (259)
     Deferred services and maintenance                     1,696        132
     Restructuring costs                                    (441)         -
     Deferred rent                                           (10)       (10)
     Deferred software license fees                          170       (690)
     Income taxes                                            272        133
     Accrued liabilities                                     (56)      (301)
                                                         -------    -------
Total adjustments                                          1,123        (39)
Net cash used in operating activities                     (2,586)      (976)

Investing Activities:
Purchase of equipment and leasehold improvements            (517)    (1,119)
Purchase of Information Strategies, Inc.                       -     (1,500)
                                                         -------    -------
Net cash used in investing activities                       (517)    (2,619)

Financing Activities:
Payments on long-term debt                                   (26)      (381)
Expenses related to initial public offering                    -        (83)
Proceeds from stock options exercised                         36          3
Purchase of treasury stock                                (1,073)         7
                                                         -------    -------
Net cash used in financing activities                     (1,063)      (455)
                                                         -------    -------
Net decrease in cash                                      (4,166)    (4,050)

Cash and cash equivalents at beginning of period           9,321     23,613
                                                         -------    -------
Cash and cash equivalents at end of period               $ 5,155    $19,563
                                                         =======    =======

See accompanying notes

Page  8
                    CATALYST INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS
                          June 30, 1997
                           (Unaudited)



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 and June 30, 1997 financial statements have been reclassified to conform to the 1997 presentation. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1996.

2. Net Loss Per Share of Common Stock

Net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding for each period presented. Net loss per share of common stock is calculated using the "treasury stock method."


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

Total Revenues

The Company's total revenues for the second quarter of 1997 were $5.0 million, which represented a decrease of 18.7% over second quarter 1996 total revenues of $6.2 million. For the first six months of 1997, total revenues were $9.2 million, or a decrease of 27.4%, over 1996 total revenues of $12.6 million for the same period. Revenues for the second quarter of 1997 increased over the first quarter of 1997 revenues of $4.1 million by 22.1%, or $911,000 due to new business in the quarter, increased focus on third party software sales, and increased modifications revenues.

International revenues were $889,000 in the second quarter of 1997, which represented a decrease of 13.9% over second quarter 1996 international revenues of $1.0 million. International revenues represented 17.7% of total revenues for the second quarter of 1997 compared to 16.7% in the same period of 1996. The decrease in international revenues from 1996 to 1997 is due to fewer new international sales in the second quarter of 1997 compared to 1996.


Software License Fees

The second quarter of 1997 software license fee revenues of $1.8 million represented a decrease of 30.4% from the second quarter of 1996 software license fee revenues of $2.6 million. Second quarter of 1997 license fee revenue increased by 39.7% over the first quarter of 1997 license fee revenues of $1.3 million.


Services and Maintenance

Services and maintenance revenues decreased 8.8% to $3.2 million in the second quarter of 1997, down from $3.5 million in the second quarter of 1996. The components of services and maintenance revenues as a percentage of total services and maintenance revenues in the second quarter of 1997 were 34.5% for software modifications, 38.3% for professional services and 27.2% for maintenance agreements compared with 50.2%, 31.2% and 18.6%, respectively, in the second quarter of 1996. Second quarter services and maintenance revenues increased over the first quarter of 1997 of$2.8 million by 12.2%, or $344,000. The Company believes that the increase in professional services and maintenance revenue as a percentage of total services and maintenance revenues is attributable to the large number of implementations of the Catalyst WMS in the second quarter. The decrease in modification revenues as a percentage of total services and maintenance revenues is due to fewer modifications to the Catalyst WMS performed during second quarter of 1997 versus 1996. The Company expects this trend to continue as future sales lead to implementations of the Catalyst WMS with fewer modifications.


Hardware and Other

Hardware and other revenues have not been a material percentage of total revenues in recent periods; however, this may change in future periods due to the Company's decision to sell selected hardware items later this year to meet certain customers' demand for a "turn key" solution. The Company does not expect to inventory hardware but, rather, expects to sell hardware on a commission-only basis when margins so warrant.


Cost of Software License Fees

In the second quarter of 1997, cost of software license fees increased by over 450% to $188,000 from $33,000 in the same period of 1996. Year to date cost of software license fees increased 143.6% from $117,000 in 1996 to $285,000 in 1997.
This increase in cost of software license fees results from the Company's increased focus on sales of third party database software. The Company expects this cost to remain relatively consistent in future periods.

Cost of Services and Maintenance

Cost of services and maintenance increased by $304,000, or 9.9%, in the second quarter of 1997 compared to the second quarter of 1996. Part of that increase resulted from a $100,000 accrual for estimated future project costs, a new accoutning practice in the second quarter of 1997. Without this accrual, cost of services and maintenance for the second quarter of 1997 would have been $3.3 million, an increase of 6.7% over the same period of 1996. Year to date cost of services and maintenance increased 5.1%, or $306,000, to $6.3 million in 1997, from $6.0 million for the same period of 1996. There were 166 employees in services and maintenance at June 30, 1997 compared to 170 employees at June 30, 1996.


Product Development

Product development expenses as a percentage of total revenues for the second quarter of 1997 decreased to 12.2% from 17.0% in the second quarter of 1996. Actual product development expenses were $615,000 in the second quarter of 1997 compared to $1.1 million in the second quarter of 1996, representing a decrease of 41.5%. The decrease in product development costs is due to a smaller product development staff, resulting from the reorganization which occurred in the first quarter of 1997; this may change in future periods as the Company continues to examine its operations.

The Company continues to expense all software development costs as product development expenditures as incurred; however, the Company expects that this may change in future periods. In past years, the Company produced new releases of Catalyst WMS on an annual basis; the Company is presently transitioning to a point release development philosophy, which could lengthen the release cycle of Catalyst WMS and require the Company to capitalize development costs in future periods. The product development staff consisted of 30 employees at June 30, 1997 and 52 employees at June 30, 1996.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the second quarter of 1997 increased to 27.2% from 20.8% in the second quarter of 1996. Actual sales and marketing expenses were $1.4 million for the second quarter of 1997 and $1.3 million for the second quarter of 1996. The increase in sales and marketing expenses as a percentage of total revenues in the second quarter of 1997 is due to lower revenues in the current quarter. There were 33 and 32 sales and marketing employees at June 30, 1997 and June 30, 1996, respectively.


General and Administrative

General and administrative expenses as a percentage of total revenues for the second quarter of 1997 increased to 19.9% from 10.7% in the second quarter of 1996. Actual general and administrative expenses increased 50.9% to $1.0 million in the second quarter of 1997 from $665,000 in the second quarter of 1996. Included in general and administrative expenses is $200,000 attributable to a reserve for doubtful accounts and $67,000 attributable to one-time miscellaneous charges. Without these charges, second quarter 1997 general and administrative expenses would have been $737,000, or a 10.8% increase over the same period of 1996 expenses of $665,000. There were 21 and 19 employees in general and administrative roles at June 30, 1997 and June 30, 1996, respectively.


Other Income and Expense

Interest income for the second quarter of 1997 was $62,000, offset by $8,000 of interest and other expenses compared to $290,000 of interest income offset by $47,000 of interest and other expenses in the second quarter of 1996. The decrease in interest income was due to lower cash levels in the second quarter of 1997 compared to the second quarter of 1996; the reduction in cash levels year over year is due, in part, to the repurchase by the Company of its stock during teh year to year to year period, teh cost of which exceeded $8.75 million.


Income Tax Expense

No federal or state tax expense was recorded for the quarter or six month period ended June 30, 1997 due to the Company's federal and state net operating loss position. No deferred tax expense has been recorded in the quarter or six month period ended June 30, 1997 as the Company continues to record a valuation allowance to reserve in full for the net deferred tax assets.

Liquidity and Capital Resources

The Company experienced a net decrease in cash and cash equivalents of $4.2 million in the first half of 1997 compared to a net decrease of $4.1 million for the same period of 1996. In 1997, cash of $1.1 million was used to repurchase approximately 226,000 shares of the Company's common stock from its former president and chief executive officer.

Cash and cash equivalents at the end of the second quarter of 1997 were $5.2 million, compared to $5.4 million at the end of the first quarter of 1997.

The $5.2 million in cash and cash equivalents at June 30, 1997 included short-term investments, which consisted primarily of money market funds and commercial paper with maturities of less than three months. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of June 30, 1997, there were no amounts outstanding under the Revolving Credit Facility.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, the financing of anticipated growth, and possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and available line of credit, along with anticipated cash generated from operations will be sufficient to satisfy its cash requirements for at least the next 12 months.

PART II.     OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number   Description
     11          Statement re: Computation of Per Share Earnings
     27          Financial Data Schedule

     (b)    Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1997.

Page  15
                          SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated:  August __, 1997            By: /s/ Sean P. McGowan
                                       --------------------------
                                   Sean P. McGowan
                                   President and Chief Operating
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated: August __, 1997             By: /s/ Thomas G. Hickinbotham
                                       --------------------------
                                   Thomas G. Hickinbotham
                                   Vice President Finance and
                                   Administration, Chief
                                   Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.

                             Exhibit 11


            STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
           (amounts in thousands, except per share amounts)



                                         Three months ended
                                              June 30,
                                         ------------------
                                           1997      1996
                                           ----      ----

Average shares outstanding                6,633     8,152
Net effect of conversion of
 options and warrants (a)                     -       367
                                          -----     -----
     Total                                6,633     8,519
                                          =====     =====

Net loss                                ($1,454)  ($1,668)
                                          =====     =====


Net loss per share                      ($ 0.22)  ($ 0.20)
                                          =====     =====

-----------------------
(a) Computed using the "treasury stock" method.

                             Exhibit 11


            STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
           (amounts in thousands, except per share amounts)



                                          Six months ended
                                              June 30,
                                         ------------------
                                           1997      1996
                                           ----      ----

Average shares outstanding                6,612     8,138
Net effect of conversion of
 options and warrants (a)                     -       342
                                          -----     -----
     Total                                6,612     8,480
                                          =====     =====

Net loss                                ($3,709)  ($  937)
                                          =====     =====


Net loss per share                      ($ 0.56)  ($ 0.11)
                                          =====     =====

-----------------------
(a) Computed using the "treasury stock" method.