Form 10QSB
period 1997-07-31
CATALYST INTERNATIONAL INC
filed 1997-11-17
CIK 915508

United States
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-27138

                  CATALYST INTERNATIONAL, INC.
              ------------------------------------
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

      (414) 362-6800                      FAX (414) 377-6263
-----------------------------------------------------------------
(Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1997, 6,647,341 shares of the issuer's common stock were outstanding.

This report contains 16 pages.  There are 2 exhibits.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                       Page No.
PART I.   Financial Information

  Item 1. Financial Statements:

          Balance Sheets - September 30, 1997 and
            December 31, 1996 ............................ 3

          Statements of Operations - Three months
            ended September 30, 1997 and 1996 ............ 5

          Statements of Operations - Nine months
            ended September 30, 1997 and 1996 ............ 6

          Statements of Cash Flows - Nine months
             ended September 30, 1997 and 1996 ........... 7

          Notes to Financial Statements................... 8

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation ............................ 8

PART II.  Other Information:

  Item 6. Exhibits and Reports on Form 8-K ............... 15

          Signatures ..................................... 16

PART I.   FINANCIAL INFORMATION:

Item 1. Financial Statements


                  CATALYST INTERNATIONAL, INC.

                         Balance Sheets
                         (in thousands)

                             ASSETS


                                           Sept. 30,    Dec. 31,
                                                1997        1996
                                          (unaudited)
Current Assets:
Cash and cash equivalents                    $ 4,501     $ 9,321
Accounts receivable                            7,666       5,979
Software revenues in excess of billings          134           -
Prepaid and other assets                         469         621
                                             -------     -------
     Total Current Assets                     12,770      15,921

Equipment and Leasehold Improvements:
Computer hardware and software                 3,972       3,406
Office equipment                               2,264       2,194
Leasehold improvements                           861         780
                                             -------     -------
                                               7,097       6,380
Less accumulated depreciation                  2,931       2,138
                                             -------     -------
     Total Equipment and
       Leasehold Improvements                  4,166       4,242

Other Assets:

Capitalized software development costs             -          36
                                             -------     -------
     Total Other Assets                            -          36
                                             -------     -------
     Total Assets                            $16,936     $20,199
                                             =======     =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                           Balance Sheets
                 (in thousands, except share data)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           Sept. 30,     Dec. 31,
                                                1997         1996
                                         (unaudited)
Current Liabilities:
Accounts payable                              $   961    $ 1,044
Accrued liabilities                             1,619      1,023
Reserve for restructuring and
  Severance costs                                 115        597
Deferred software license fees                      -         13
Deferred services and maintenance               3,672      1,663
Redemption price of common stock                    -      1,073
Current portion of long-term debt                  60         51
                                               ------    -------
     Total Current Liabilities                  6,427      5,464

Noncurrent Liabilities:
Long-term debt                                    151        132
Deferred service and maintenance                  196        132
Deferred rent                                     310        324
                                               ------    -------
     Total Non-Current Liabilities                657        588
                                               ------    -------
     Total Liabilities                          7,084      6,052

Stockholders' Equity:
Common stock, $.10 Par Value;

  25,000,000 shares authorized;                   861        850
  shares issued: 8,613,431 in 1997
  and 8,501,217 in 1996

Additional paid-in capital                     31,116     31,075
Accumulated deficit                           (13,073)    (8,726)
Treasury stock, at cost: 1,966,090 shares
  of common stock in 1997 and 600,632
  shares in 1996                               (9,052)    (7,979)
Common stock to be redeemed for treasury            -     (1,073)
                                              -------    -------
Total Stockholder's Equity                      9,852     14,147
                                              -------    -------
Total Liabilities and Stockholder's Equity    $16,936    $20,199
                                              =======    =======

See accompanying notes


                   CATALYST INTERNATIONAL, INC.

                      Statements of Operations
              (in thousands, except per share amounts)
                            (unaudited)


                                            Three Months Ended
                                               September 30,
                                              1997       1996
Revenues:
Software license fees                       $1,775     $1,309
Services and maintenance                     4,118      3,374
Hardware and other                             259          -
                                            ------     ------
     Total Revenues                          6,152      4,683

Operating Expenses:
Cost of license fees                             5         73
Cost of services and maintenance             3,700      2,862
Cost of hardware and other                     230          -
Product development                            568      1,114
Sales and marketing                          1,405      1,204
General and administrative                     933      1,131
                                            ------     ------
     Total Operating Expenses                6,841      6,384
                                            ------     ------
Loss from operations                          (689)    (1,701)

Other income                                    52        223
                                            ------     ------
Loss before provision for income taxes        (637)    (1,478)

Benefit from income taxes                        -       (240)
                                            ------     ------
Net loss                                    $ (637)   ($1,238)
                                            ======     ======

Net loss per share                          $(0.10)    $(0.15)

Shares used in computing net loss
  per share                                  6,644      8,119


See accompanying notes


                     CATALYST INTERNATIONAL, INC.

                       Statements of Operations
              (in thousands, except per share amounts)
                            (unaudited)


                                               Nine Months Ended
                                                  September 30,
                                                1997        1996
Revenues:
Software license fees                        $ 4,819     $ 7,170
Services and maintenance                      10,112      10,009
Hardware and other                               375         111
                                              ------      ------
     Total Revenues                           15,306      17,290

Operating Expenses:
Cost of license fees                             290         190
Cost of services and maintenance               9,959       8,815
Cost of hardware and other                       230           -
Product development                            2,125       3,119
Sales and marketing                            4,024       3,691
General and administrative                     3,204       2,366
Write-off of purchased research
  and development                                  -       2,002
                                              ------      ------
     Total Operating Expenses                 19,832      20,183
                                              ------      ------
Loss from operations                          (4,526)     (2,893)
Other income                                     180         717
                                              ------      ------

Net loss                                     $(4,346)    $(2,176)
                                              ======      ======

Net loss per share                           $ (0.66)    $ (0.27)

Shares used in computing net loss per share    6,623       8,132


See accompanying notes


                    CATALYST INTERNATIONAL, INC.

                     Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                       Nine months ended
                                                          September 30,
                                                         1997        1996
Operating Activities:
Net loss                                              ($4,346)    ($2,176)
Adjustments to reconcile net loss to net cash
  used by operating activities:
Depreciation and amortization                             851         652
Compensation expense on stock options                      33          22
Write-off of purchased research and development             -       2,002
Loss on disposal of equipment                             (21)          -
Changes in operating assets and liabilities:
     Accounts receivable                               (1,687)     (1,426)
     Prepaid and other expenses                           151        (222)
     Accounts payable                                     (54)       (556)
     Accrued liabilities                                  596        (161)
     Deferred services and maintenance                  2,073        (692)
     Deferred software license fees                      (147)       (271)
     Deferred rent                                        (14)        (15)
     Restructuring costs                                 (482)          -
                                                       ------      ------
Total adjustments                                       1,299        (667)
Net cash used in operating activities                  (3,047)     (2,843)

Investing Activities:
Purchase of equipment and leasehold improvements         (717)     (1,527)
Purchase of Information Strategies, Inc.                    -      (1,499)
                                                       ------     -------
Net cash used in investing activities                    (717)     (3,026)

Financing Activities:
Payments on long-term debt                                 (1)       (389)
Expenses related to initial public offering                 -         (83)
Proceeds from stock options exercised                      18           7
Purchase of treasury stock                             (1,073)       (679)
                                                       ------     -------
   Net cash used in financing activities               (1,056)     (1,144)
                                                       ------     -------
Net decrease in cash                                   (4,820)     (7,013)

Cash and cash equivalents at the beginning of period    9,321      23,613
                                                       ------     -------
Cash and cash equivalents at the end of the period     $4,501     $16,600
                                                       ======     =======

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                  Notes To Financial Statements
                       September 30, 1997
                           (Unaudited)



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1996.

2. Net Loss Per Share of Common Stock

Net loss per share of common stock is computed based on the weighted average number of shares of common stock outstanding for each period presented.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion contains statements which are qualified by the phrases "the Company expects" or "the Company believes" or which are otherwise stated as the Company's predictions for the future. The Company's actual results may differ materially from the results discussed in these forward-looking statements and are based on many factors outside the Company's control. Factors that might cause such a difference include, but are not limited to, those herein identified, those discussed in the Company's Registration Statement on Form SB-2, filed with the SEC and other factors identified from time to time as risks in the Company's reports filed with the SEC.


Total Revenues

The Company's total revenues for the third quarter of 1997 were $6.2 million, which represented an increase of 31.4% over third quarter 1996 total revenues of $4.7 million. For the first nine months of 1997, total revenues were $15.3 million, representing a decrease of 11.5% over 1996 total revenues of $17.3 million for the same period. The increase in total revenues for the third quarter is due, in part, to increased software license fee revenue, renewed focus on third party hardware and software sales, and renewals of maintenance agreements. The decrease in revenues for the comparative nine month period is due to the inclusion in 1996 of several "corporate-wide" licenses, on which all license revenue was recognized immediately. Since no "corporate-wide" licenses have been sold in 1997, there is no revenue of this nature in the 1997 period.

International revenues were $887,000 in the third quarter of 1997 and $1.3 million in the third quarter of 1996 and represented 14.4% of total revenues for the third quarter of 1997 compared to 27.8% in the same period of 1996. Total international revenues were $2.9 million and $3.6 million for the first nine months of 1997 and 1996, respectively. For the first nine months of 1997, international revenues represented 18.9% of total revenues as compared to 20.8% for the first nine months of 1996. This decrease in international revenues as a percentage of total year to date revenues is due, in general, to a decrease in international license fee and modifications revenue caused in part by project delays because of the uncertainty over certain European elections this year as well as the European monetary union.

Software License Fees

The third quarter of 1997 software license fee revenues of $1.8 million represented an increase of 35.6% over the third quarter of 1996 software license fee revenues of $1.3 million. For the first nine months of 1997, total software license fee revenues were $4.8 million, a decrease of 32.8% compared to 1996 software license revenues of $7.2 million for the same period. This was due to no sales of "corporate-wide" licenses, plus a lengthening of the implementation cycle. The Company began installing WMS Release 7.0 during the third quarter of 1997 and believes that the success level of the five installations completed in the quarter indicated that the Company has a strong and stable new product that should add directly to future license revenues.


Services and Maintenance

Services and maintenance revenues increased 22.1% to $4.1 million in the third quarter of 1997, up from $3.4 million in the third quarter of 1996. The components of services and maintenance revenues as a percentage of total revenues in the third quarter of 1997 were 27.5% for software modifications, 22.1% for professional services and 17.4% for maintenance agreements compared with 36.2%, 21.0% and 14.9%, respectively, in the third quarter of 1996. For the first nine months of 1997, total services and maintenance revenues were $10.1 million, representing a 1.0% increase over the first nine months of 1996 service and maintenance revenues of $10.0 million. Services and maintenance revenues increased in the third quarter and year to date periods due primarily to implementations of the Catalyst WMS and renewals of maintenance agreements.


Hardware and Other

Total hardware and other revenue for the third quarter were $259,000 for 1997 and zero for 1996. For the first nine months of 1997, total hardware and other revenues were $375,000, as compared to $111,000 for the same period in 1996. The increase in hardware and other revenue is primarily due to an increased focus on the resale of hardware to meet certain customers' demand.

Cost of Software License Fees

In the third quarter of 1997 cost of software license fees decreased 93.2% to $5,000 in 1997 from $73,000 in the same period of 1996. For the first nine months of 1997, total cost of software license fees was $290,000, an increase of 52.6% from total cost of software license fees of $190,000 for the first nine months of 1996. Total cost of software license fees decreased in the third quarter due to a reversal of an accrual no longer needed. However, cost of software license fees has increased year to date due to the Company's increased sales of third party software, which has lower margins. The Company continues to expense all software development costs as product development expenditures as incurred.


Cost of Services and Maintenance

In the third quarter of 1997 cost of services and maintenance increased 29.3% to $3.7 million in 1997 from $2.9 million in the third quarter of 1996. For the first nine months of 1997, total cost of services and maintenance was $10.0 million, representing a 13.0% increase over total cost of services and maintenance of $8.8 million for the first nine months of 1996. The cost of services and maintenance has increased in 1997 due to increased salaries, the increased cost of consultants, and accruals made for certain project costs. The number of employees in services and maintenance decreased to 164 at September 30, 1997 from 171 at September 30, 1996.


Product Development

Product development expenses as a percentage of total revenues for the third quarter of 1997 decreased to 9.2% from 23.8% in the third quarter of 1996. For the first nine months of 1997, product development expenses as a percentage of total revenues decreased to 13.9% from 18.0% for the same period in 1996.
Actual product development expenses were $568,000 in the third quarter of 1997 compared to $1.1 million in the third quarter of 1996. For the first nine months of 1997, actual product development expenses were $2.1 million, compared to $3.1 million for the same period in 1996, representing a decrease of 31.9%.

The decrease in product development costs when compared with the same period in 1996 is primarily due to the discontinuation of operations in Dallas, Texas as of December 31, 1996, along with reductions in employee headcount in product development areas no longer considered relevant to the Company's strategic product direction. The product development staff consisted of 28 and 72 employees at September 30, 1997 and September 30, 1996, respectively.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the third quarter of 1997 decreased to 22.8% from 25.7% in the third quarter of 1996. For the first nine months of 1997, sales and marketing expenses as a percentage of total revenues increased to 26.3% from 21.3% for the same period in 1996.
Actual sales and marketing expenses increased 16.7% in the third quarter of 1997 to $1.4 million from $1.2 million in the third quarter of 1996. For the first nine months of 1997, actual sales and marketing expenses were $4.0 million, compared with $3.7 million for the same period in 1996, representing an increase of 9.0%. The increase in actual sales and marketing expenses in the third quarter and year to date periods is due to increased participation in trade shows and increased activity in sales and marketing abroad. The number of sales and marketing employees was 28 at September 30, 1996 compared to 26 at September 30, 1997.


General and Administrative

General and administrative expenses as a percentage of total revenues for the third quarter of 1997 decreased to 15.2% from 24.2% in the third quarter of 1996. For the first nine months of 1997, general and administrative expenses as a percentage of total revenues increased to 20.9% from 13.7% in the same period in 1996. Actual general and administrative expenses decreased 17.5% to $933,000 in the third quarter of 1997 from $1.1 million in the third quarter of 1996. For the first nine months of 1997, actual general and administrative expenses were $3.2 million, compared to $2.4 million for the same period in 1996, representing an increase of 35.4%. There were 22 and 25 employees in general and administrative roles at September 30, 1997 and September 30, 1996, respectively. The decrease in general and administrative expenses for the third quarter of 1997 is due to a change in internal department classifications in 1996. The increase in 1997 year to date expenses is due to an increase in the allowance for doubtful accounts, additional expense related to a sales tax audit, expenses related to the early-1997 reorganization, increased costs of employee procurement, as well as expenses related to operations abroad.


Other Income and Expense

Interest income for the third quarter of 1997 was $60,000 which was offset by $8,000 of interest and other expenses compared to $225,000 of interest income offset by $2,000 of interest and other expenses in the third quarter of 1996. For the first nine months of 1997, interest and other income was $200,000 which was offset by $20,000 of interest expense, while in the first nine months of 1996 interest income of $777,000 was offset by $60,000 of interest expense. The decrease in interest income was due to lower cash levels in the third quarter of 1997 compared to the third quarter of 1996.


Income Tax Expense

A tax benefit of $240,000 was recorded in the third quarter of 1996 to reverse prior federal and state tax expenses recorded in the first quarter of 1996 when the Company was profitable. Since the Company was operating at a loss for the first nine months of 1996, the previously recorded tax expense was reversed.

No federal or state tax expense was recorded for the quarter or nine month period ended September 30, 1997 due to the Company's federal and state net operating loss position. No deferred tax expense has been recorded in the quarter or nine month period ended September 30, 1997 as the Company continues to record a valuation allowance to reserve in full for the net deferred tax assets.

Liquidity and Capital Resources

The Company experienced a net decrease in cash and cash equivalents of $4.8 million in the first nine months of 1997 compared to a net decrease of $7.0 million for the same period of 1996.

Cash and cash equivalents at the end of the third quarter of 1997 were $4.5 million, compared to $5.2 million at the end of the second quarter of 1997 and $5.4 million at the end of the first quarter of 1997. In the first quarter of 1997, $1.1 million of cash was used to repurchase approximately 226,000 shares of the Company's common stock from its former president and chief executive officer.

The $4.5 million in cash and cash equivalents at September 30, 1997 included short-term investments, which consisted primarily of money market funds and commercial paper with maturities of less than three months. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of September 30, 1997, there were no amounts outstanding under the Revolving Credit Facility.

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

PART II.     OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
Number   Description
  11     Statement re: Computation of Per Share Earnings
  27     Financial Data Schedule

     (b)     Reports on Form 8-K

No reports on Form 8-K were filed during the third quarter of 1997.

                             SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated: November 17, 1997          By:  /s/ Sean P. McGowan
                                     ----------------------------
                                   Sean P. McGowan

                                   President and Chief Executive
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated: November 17, 1997          By: /s/ Thomas G. Hickinbotham
                                     ----------------------------
                                   Thomas G. Hickinbotham

                                   Vice President and Chief
                                   Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.

                           Exhibit 11


         STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
         (amounts in thousands, except per share amounts)


                                         Three months ended
                                             September 30,
                                           1997        1996
Average shares outstanding                6,644       8,119
                                          =====       =====

Net loss                                ($  637)    ($1,238)
                                          =====       =====

Net loss per share                      ($ 0.10)    ($ 0.15)
                                          =====       =====


                            Exhibit 11


         STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
        (amounts in thousands, except per share amounts)


                                          Nine months ended
                                             September 30,
                                           1997        1996
Average shares outstanding                6,623       8,132
                                          =====       =====

Net loss                                ($4,346)    ($2,176)
                                          =====       =====

Net loss per share                      ($ 0.66)    ($ 0.27)
                                          =====       =====
