Form 10KSB
period 1997-12-31
CATALYST INTERNATIONAL INC
filed 1998-04-01
CIK 915508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB
(Mark One)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1997
      [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ________

Commission File Number  0-27138
__________

                        CATALYST INTERNATIONAL, INC.
                    -----------------------------------
               (Name of small business issuer in its charter)

               Delaware                                39-1415889
-----------------------------------------------     -----------------
State or other jurisdiction of incorporation         I.R.S. Employer
           or organization)                         Identification No.


8989 North Deerwood Drive, Milwaukee, Wisconsin            53223
-----------------------------------------------      ----------------
   (Address of principal executive office)               (Zip Code)

Issuer's telephone number: (414) 362-6800
                           --------------

Securities registered under Section 12 (g) of the Exchange Act:

                       Common Stock, $0.10 par value
                       -----------------------------
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure is contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $22,525,000
                                                          -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 13, 1998. 6,663,071
                                      ---------

As of March 13, 1998, the aggregate market value of the registrant's common stock held by non-affiliates was Twenty One Million Six Hundred Fifty Nine Thousand Seven Hundred Twenty One Dollars ($21,659,720) (based upon the closing price of the issuer's common stock on The Nasdaq Stock Market on such date).

DOCUMENTS INCORPORATED BY REFERENCE
                                                       Part       Item
1.    Proxy Statement for the 1998 Annual
      Meeting of Stockholders to be held
      on April 27, 1998                                III        9, 10, 11

Transitional Small Business Disclosure Format (check one):	Yes [ ]; No [X]


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

  Catalyst International, Inc. ("Catalyst" or the "Company"), incorporated in 1982, develops, markets and supports advanced warehouse management software solutions. The Company's primary product, the Catalyst(R) Warehouse Management System ("Catalyst WMS"), is a complete, standard software solution operating in an open system environment. Catalyst WMS manages inventory, storage locations, people and equipment by controlling all aspects of warehouse operations, from receiving and storing (putaway) to order selection (picking), loading and shipping. The Company also provides related services, including software modification and configuration, project management, rapid prototyping, training and implementation support. Catalyst WMS is a customer-configurable software solution capable of satisfying each customer's unique business objectives and operational requirements. The Company believes that organizations that have implemented Catalyst WMS have realized increased customer satisfaction, faster turnaround times, reduced labor costs, increased space utilization and increased warehouse efficiency.

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

  Catalyst WMS operates in an open system environment allowing customers to use various Unix operating systems, operate on multiple hardware platforms, run on multiple relational database management systems ("RDBMSs") (such as Oracle and Informix), and interface with several third-party software applications, such as manufacturing resources planning systems ("MRP II"), enterprise resource planning systems ("ERP") (such as SAP, Baan and Oracle) and supply chain planning systems (such as Manugistics and I2). Catalyst WMS supports a wide range of interfaces to third-party peripherals, such as radio frequency-based scanning devices, bar coding devices and material handling equipment (such as conveyors, sorters and carousels).

  The Company's implementation methodology is known as the "CIMPL" process-the Catalyst Implementation Methodology and Plan. The CIMPL process consists of training, business scenario development, configuration of the software, a Conference Room Pilot ("CRP"), project management and implementation support services. The CRP is a critical element of the Catalyst approach which allows the customer to work hands-on with its configured software in a practice environment at the Company's headquarters. The CRP, along with the Company's project methodology and training, offers a unique opportunity to bring issues to the surface that a customer might face in the actual operation of its warehouse, helping to solve potential problems prior to live implementation.

  The Company believes that Catalyst WMS benefits customers in three key areas: improved customer service, operational efficiency and capital utilization. Catalyst WMS should improve customer service by reducing fulfillment time and increasing fulfillment accuracy through the use of bar code and radio frequency technology to ensure inventory accuracy and to provide information and labor guidance in real time. Catalyst WMS should improve the operational efficiency of warehouses by increasing labor productivity through efficient employee scheduling and reduction of downtime, and by streamlining product flow to permit a more efficient turnaround on customer orders. The advanced features of Catalyst WMS should improve capital utilization of the warehouse by lowering inventory levels, increasing inventory turns and warehouse efficiencies and improving space utilization.

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

  Provide Superior System Implementation. The Company believes that the efficiency of its implementation process allows the Company to increase sales to prospective customers seeking standard, configurable software solutions and to gain market share relative to its competitors. The Company plans to continue to improve its differentiated implementation process by further refining the CIMPL methodology and CRP in order to address the needs of different sized warehouses and distribution centers and shorten and simplify the implementation process.

  Develop Additional Markets. Catalyst has customers in several different industries, falling into vertical market categories including retail, automotive, and consumer packaged goods (manufacturing). The Company believes that the expertise it has developed in each of these markets through its customer base provides it with a significant competitive advantage in selling to prospective customers where similar functionality is required. The Company plans to develop a mid-tier product that can be implemented in smaller warehouse facilities and continue its efforts to sell and deliver a "packaged" warehouse solution that requires fewer modifications.

  Expand Worldwide Distribution. The Company plans to increase its international business through a direct sales force and support staff in overseas offices, obtaining agreements for global, multi-site installations with multinational customers, and partnering with foreign distributors or Value Added Resellers ("VARs"). In 1994, the Company established an office in London to sell, service and support Catalyst WMS in international markets. The Company opened an office in Rio de Janeiro, Brazil in 1995 to support South American sales and marketing efforts; in France in 1996; and the Netherlands in 1997. Catalyst WMS has an international interface, and is available in French, Spanish, Portuguese and Italian.

  Leverage Standard Technology. Catalyst WMS is designed to operate in an open system environment enabling customers to use various Unix operating systems, operate on multiple hardware platforms and RDBMSs and interoperate with many third-party software applications, such as MRP II, ERP and supply chain planning systems. The Company intends to continue to utilize its industry, customer and supplier relationships to keep abreast of emerging standards, protocols and applications programming interfaces as such trends are introduced and gain market acceptance.

Products

  Catalyst WMS is designed to manage an entire warehouse operation and incorporates numerous warehouse strategies to provide maximum operating efficiency. The Company also leverages its Catalyst WMS product with add-on products such as Flow-Through Support and Yard Management System ("Catalyst YMS"), as well as with new major releases and interim point releases of Catalyst WMS incorporating new features and functionality. Catalyst WMS interfaces with an organization's current material handling equipment and transaction-based systems, such as electronic data interchanges ("EDI"), bar code labeling, general ledger, MRP II, ERP and supply chain planning systems. Catalyst WMS also utilizes radio frequency communications and bar code technology to provide real-time control and validation of task completion to ensure inventory accuracy. Catalyst WMS directs employees and material handling equipment and manages the inventory, space, radio terminals, bar code scanners and printers in the warehouse for maximum efficiency.

  Catalyst WMS is a comprehensive application that manages the receiving, putaway, outbound order processes, picking and general warehouse operations. With each warehouse process, Catalyst WMS provides a variety of tactical choices which can be configured to a particular customer's requirements and which are designed to maximize efficiency.

  Catalyst WMS Release 7.0, which the Company introduced in the first quarter of 1997, utilizes a native MicroSoft(R) Windows(TM) graphic user interface ("GUI") implementation along with a direct interface to Oracle business solutions, new functionality for public warehousing and post-pick value added work-in process ("WIP") procedures. In 1997, the Company introduced the Warehouse Wizard, a PC-based configuration tool, along with a training CD Rom to aid implementation.

Modular Products

  The Company's Flow-Through Support Module enables warehouses to "push" incoming stock directly from receiving to the outbound shipping area without storing the items in the warehouse.

  Catalyst YMS is a three-tier, client/server product that optimizes productivity in the shipping and receiving yard by prioritizing receipts and managing inbound and outbound trailers. Catalyst YMS is available as an add-on to Catalyst WMS. Catalyst YMS provides such benefits as real-time knowledge of all trailers in the yard and complete control of which loads can be stored at any dock or location. Catalyst YMS is also open for extendible reporting.

Services and Maintenance

  In addition to sales of Catalyst WMS, the Company offers certain services and maintenance agreements to its customers. Services provided by the Company include software modification and configuration, project management, rapid prototyping, training and implementation support. Customers are charged for services based on a standard fee for each person-day. Maintenance agreements for Post-Contract Support ("PCS") are typically sold to customers for a one-year term at the time they initially license Catalyst WMS and are available for newly-installed software or for renewal on an on-going basis for an existing installation. These agreements allow the customer, following installation of Catalyst WMS, to receive 24-hour per day, 7-day per week assistance with the operation of the software and to obtain on-line support. Maintenance is not provided as part of the Company's license agreement and fees for ongoing maintenance are included in the annual fee charged under maintenance agreements.

  As a provider of warehouse management software, the Company recognizes the importance of offering quality service and support to its customers. The Company has several groups responsible for offering services and maintenance to ensure customer satisfaction. These departments include Professional Services, Implementation Services, Product Distribution, Product Support, Customer Education and Training, and Customer Service. The Company's Professional Services Organization (made up of the Professional Services and Implementation Services Groups) offers a structured implementation methodology (the CIMPL process) which typically lasts four to eight months. The CIMPL process consists of education, training, business scenario development, configuration of the software, a CRP, project management and implementation support services. The CRP enables the Company and the customer to model warehouse management operations, prototype and validate customer business requirements and resolve operating issues prior to live implementation. The Company's Product Distribution and Product Support Groups are responsible for managing and installing operating systems, hardware, networks, communication links and RDBMSs. The Customer Education and Training Group provides education and training on the use, administration and configuration of Catalyst WMS at the Company's headquarters. The Catalyst approach employs a mixture of "train the trainer" and "train the user." Typically customer employees (including representatives from operations and information systems departments) participate in the training. Catalyst provides in-depth documentation, structured training classes and hands-on training with the software. The Company's Customer Service Group offers a fully-staffed Customer Service Response Center 24-hours per day, seven days per week.

Customers

  The Company's sales cycle typically ranges from six to nine months, but large projects with multiple sites could span several years. As a result, the Company may have a revenue backlog of several millions of dollars. Software license fee revenues for each quarter depend in part on sales of software licenses for which implementation began during that quarter and on license agreements under implementation that were executed in prior quarters. In the year ended December 31, 1995, the Company had two customers which accounted for more than 10% of the Company's total revenues and in the years ended December 31, 1996 and 1997, the Company had no customers which accounted for more than 10% of the Company's total revenues. The Company does not believe that the loss of any single customer would have a material adverse effect upon the Company's business, results of operations or financial condition. The Company continues to target customers with warehouses that require highly sophisticated warehouse management systems like Catalyst WMS and plans to penetrate the mid-tier warehouse market by developing a product that can be implemented in smaller warehouse facilities. In addition, the Company will continue its efforts to sell and deliver a "packaged" warehouse solution that requires fewer modifications. The Company typically has significant sales in each fiscal year to one or more customers due to the cost of Catalyst WMS and the associated revenues from professional services and maintenance agreements which result in a high percentage of revenue attributable to sales to one or more customers. Although the Company has historically relied on the retail, automotive, and consumer packaged goods (manufacturing) markets for a substantial portion of its revenues, the Company does not intend to focus only on these markets for future sales and does not anticipate that it will be dependent on any single market for a substantial portion of its sales.

Sales and Marketing

  The Company markets and sells its software and services in North America, South America and Europe through a direct sales organization and is currently exporting its products to Brazil, Guatemala, France, Italy, Mexico, Spain, the United Kingdom, Australia and Germany. The Company's London office is responsible for the sales, support and service of Catalyst WMS in certain international markets. In Italy, the Company also employs the sales assistance of a distributor that sells and assists in implementation and support of Catalyst WMS. The Company opened an office in Rio de Janeiro, Brazil in 1995 to support South American sales and marketing efforts; in France in 1996 and in the Netherlands in 1997. The Company plans to strengthen its local presence though its relationships with local offices of the supply chain participants and enterprise software vendors and by developing close relationships with local system integrators. Having strong relationships with local partners should give the Company the insight into how to most effectively focus its sales effort: through direct sales efforts or through local VAR programs.

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

  The Company believes that, with over 18 years in the warehouse management software business and more than 60 successful installs, it has a product that is established, proven and accepted in the marketplace. The Company further believes that the level of expertise found throughout its organization includes some of the best in its industry in design, development and implementation support. The Company has created a team of employees, vendors and consultants who are experts and leaders in their respective fields, which allows it to provide its customers with a strong resource for products and knowledge. This resource for products and knowledge should help the Company's customers stay competitive in their respective industries.

  As of December 31, 1997, the sales and marketing organization consisted of

35 employees, including 7 field sales representatives. The sales staff is based at the Company's headquarters in Milwaukee, in the London office and in field sales offices located in Rio de Janeiro; Lyon, France; Marknesse, Holland (the Netherlands); Atlanta; Boston; Dallas; and Indianapolis. Proprietary Rights and Licenses

  The Company relies on a combination of contract, copyright, trademark and trade secret laws and other measures to protect its proprietary information. The Company does not have any patents or patent applications. The Company believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting the Company's business, results of operations or financial condition than factors such as the knowledge, ability and experience of the Company's employees, frequent product enhancements and timeliness and quality of support services. The Company typically sells its products to its customers under a perpetual license, which is generally non-transferable and solely for the customer's internal operations at designated sites. The Company makes available site and enterprise licenses and source code to certain of its customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Under the terms of the Company's license agreements, the Company generally owns all modifications to its software that are implemented for a customer.

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

Product Development

  The Company seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, the Company intends to continue to introduce new products and upgrade the functionality of and enhance existing products. The Company, through its development and support personnel, works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. All of the Company's product development is performed by its employees or by contract personnel under the Company's control. Product development costs were $2.6 million 1995, $4.5 million in 1996 and $2.7 million in 1997.

  The Company is continually enhancing the features and functionality of Catalyst WMS and developing new modules and products. Catalyst WMS Release
7.0 utilizes a native MicroSoft(R) Windows(TM) GUI implementation along with a direct interface to Oracle business solutions, new functionality for public warehousing and post-pick value added WIP procedures. In 1997, the Company introduced the Warehouse Wizard, a PC-based configuration tool, along with a training CD Rom to aid implementation. In addition, since different industries fall into vertical market categories which often require similar functionality, the Company may develop pre-configured versions of Catalyst WMS to address the specific needs of certain such vertical markets. The Company plans to develop a mid-tier product that can be implemented in smaller warehouse facilities and continue its efforts to sell and deliver a "packaged" warehouse solution that requires fewer modifications. These pre-configured products would be pre-tested and marketed to prospective customers with warehouses that do not require a customized software solution.

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

Employees

  As of December 31, 1997, the Company had 236 full-time employees worldwide. The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company currently leases approximately 62,000 square feet of office space which it uses as its corporate headquarters in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but the Company has the option to extend such term for an additional ten-year period. The Company leases approximately 6,000 square feet of office space in London, England, pursuant to a lease which expires in 1999; approximately 200 square meters in Brazil pursuant to a lease which expires in 1999 and approximately 25 square meters in France pursuant to a lease which expires in 1998. The Company believes that its existing facilities should be adequate for its needs through 1998.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1997.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is listed on The Nasdaq Stock Market under the symbol CLYS. Since the initial public offering on November 16, 1995, the Common Stock has traded at a high of $14.00 per share and a low of $2.125 per share.

As of February 28, 1998 there were 6,657,172 shares of the Company's Common Stock outstanding held by 165 stockholders of record and approximately 850 beneficial owners.

The following table represents the high and low price information for the Company's Common Stock for each quarterly period within the two most recent fiscal years.

                                           1997               1996
                                   ----------------------------------------
                                      High      Low      High       Low
                                      ----      ---      ----       ---
    Quarters ended March 31,	         $4.625    $2.875   $11.375    $7.25
    Quarters ended June 30,	           4.00      2.125    12.00      7.75
    Quarters ended September 30,	      6.25      3.50     10.875     4.25
    Quarters ended December 31,	       6.00      3.75      7.25      4.125

Prices listed above are determined by the over-the-counter market and therefore do not reflect broker's fees or commissions.

Source:  The Nasdaq Stock Market.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following selected financial data should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis included elsewhere in this Annual Report.


Years Ended December 31,             1997     1996     1995     1994    1993
------------------------------------------------------------------------------
(In thousands, except per share data)
Statement of Operations Data:
Revenues:
  Software license fees           $ 7,007  $ 8,132  $10,372  $ 6,810  $ 3,131
  Services and maintenance         14,637   12,902   10,180    7,942    5,180
  Hardware and other                  881      132      106    1,426      556
                                   ------   ------   ------   ------   ------
       Total revenues              22,525   21,166   20,658   16,178    8,867
Operating expenses:
  Cost of software license fees       524      288      479      471      245
  Cost of services and maintenance 13,745   12,371    9,369    6,507    4,523
  Cost of hardware and other          766        -        4    1,212      336
Sales and marketing               5,291    5,079    4,499    3,901    1,419
  Product development               2,731    4,470    2,554    1,411      747
  General and administrative        3,975    4,287    1,608    1,416    1,287
  Write-off of purchased research
    and development(1)                  -    2,002        -        -        -
  Restructuring and severance
    costs(2)                            -      597        -        -        -
                                   ------   ------   ------   ------   ------
         Total operating expenses  27,032   29,094   18,513   14,918    8,557
Income (loss) from operations      (4,507)  (7,928)   2,145    1,260      310
                                   ------   ------   ------   ------   ------
Other income (expense)                308      867      (29)    (138)    (191)
                                   ------   ------   ------   ------   ------
Income (loss) before provision for
  income taxes                     (4,199)  (7,061)   2,116    1,122      119
Provision for income taxes              -        -      111       49       63
                                   ------   ------   ------   ------   ------
Net income (loss)                 $(4,199) $(7,061)  $2,005   $1,073   $   56
                                   ------   ------   ------   ------   ------
Net income (loss) per share(3)    $ (0.63) $ (0.88)  $ 0.30   $    -   $    -
Shares used in computing net
         income (loss) per share    6,630    7,996    6,784        -        -
Balance Sheet Data:
Cash and cash equivalents         $ 4,256   $9,321   $3,730   $1,359   $1,621
Working capital (deficit)           6,673   10,457   27,127    3,622     (262)
Total assets                       17,692   20,199   34,084    8,678    3,262
Long-term debt, less current
   portion                            443      132      324      781      986
Redeemable preferred stock              -        -        -    5,095        -
Total shareholders' equity
  (deficit)                         9,997   14,147   29,251   (1,371)  (2,236)

----------
(1) See Notes to Consolidated Financial Statements, Note 2.

(2) See Notes to Consolidated Financial Statements, Note 10.
(3) Computed on the basis described in Note 1 of Notes to Consolidated Financial Statements. Due to the effect of the public issuance of common stock on the Company's capital structure, per share data for the years ended prior to December 31, 1995 are not comparable to subsequent years and, therefore, have not been presented.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of total revenues:


Years Ended December 31,                  1997      1996      1995
----------------------------------------------------------------------
Revenues:
 Software license fees                    31.1%     38.4%     50.2%
 Services and maintenance                 65.0      61.0      49.3
 Hardware and other                        3.9       0.6       0.5
                                         -----     -----     -----
     Total revenues                      100.0     100.0     100.0
Operating expenses:
 Cost of software license fees             2.3       1.4       2.3
 Cost of services and maintenance         61.0      58.4      45.3
 Cost of hardware and other                3.4         -         -
 Sales and marketing                      23.5      24.0      21.8
 Product development                      12.1      21.1      12.4
 General and administrative               17.7      20.3       7.8
 Write-off of purchased research
     and development                         -       9.5         -
 Restructuring and severance costs           -       2.8         -
                                         -----     -----     -----
     Total operating expenses            120.0     137.5      89.6
                                         -----     -----     -----
Income (loss) from operations            (20.0)    (37.5)     10.4
Other income (expense)                     1.4       4.1      (0.2)
                                         -----     -----     -----
Income (loss) before provision for
     income taxes                        (18.6)    (33.4)     10.2
Provision for income taxes                   -         -       0.5
                                         -----     -----     -----
Net income (loss)                        (18.6)%   (33.4)%     9.7%
                                         =====     =====     =====

The following discussion contains statements identified as "the Company expects" or "the Company believes" or otherwise stated as the Company's predictions for the future, which are forward-looking statements and which involve certain risk factors beyond the Company's control. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those herein identified, those discussed in the Company's Registration Statement on Form SB-2, filed with the SEC and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues

  The Company's revenues are derived from software license fees, services and maintenance and hardware sales and other. Total revenues increased by 27.7% to $20.7 million in 1995, by 2.5% to $21.2 million in 1996 and by 6.4% to $22.5 million in 1997. The slower growth in total revenues in 1996 and 1997 was due primarily to a nearly complete turnover of the Company's sales force during that period. In addition, the revenues recognized do not reflect the fact that the Company's backlog of software license fees and modifications grew substantially during the year; $5.8 million at December 31, 1997 compared to $2.0 million at December 31, 1996. The following table sets forth, by category, revenues and percentage change year over year for the years indicated:

                                  Net Revenues     Percentage Change
                                 (In thousands)     (Year over Year)
                              1997    1996    1995    1997     1996
                              ----    ----    ----    ----     ----
  Software license fees    $ 7,007  $8,132 $10,372   (13.8)%  (21.6)%
  Services and maintenance  14,637  12,902  10,180    13.4     26.7
  Hardware and other           881     132     106   567.4     24.5

  International revenues increased by 99.3% to $6.0 million in 1995, decreased by 25.0% to $4.5 million in 1996 and decreased 15.6% to $3.8 million in 1997. International revenues accounted for 29.0%, 21.2% and 16.7% of total revenues in 1995, 1996 and 1997, respectively. The decrease in percentage of total revenues in 1996 and 1997 was due primarily to the fact that two large European projects are now nearing completion and were not replaced with new projects. The increase in 1995 was due to the initial sale of these same projects. In November 1995, the Company opened an office in Rio de Janeiro, Brazil and in August 1996, opened an office in Lyon, France. In June 1997, the Company also began to market its products in Holland. Although the Company anticipated revenue growth from international markets in 1997, certain of these markets did not perform to their expected potential. As a result, the Company plans to concentrate its sales focus on those markets that show the most potential. The Company believes that future international revenues should remain constant or increase slightly as a percentage of total revenues.

Software License Fees

  Software license fee revenues consist of revenues from software license agreements of Catalyst WMS, related add-on products and relational database management systems (RDBMS). Software license fee revenues increased by 52.3% to $10.4 million in 1995, decreased by 21.6% to $8.1 million in 1996 and decreased by 13.8% to $7.0 million in 1997. The decrease in software license fee revenues in 1996 and 1997 was due in part to the fewer number of software licenses sold which resulted from a nearly complete turnover of its sales force in 1996 and 1997. The software license revenue figures do not include the backlog for license fees, which is $3.7 million at December 31, 1997 versus only $1.4 million at December 31, 1996. From 1996 to 1997, the Company experienced a 15% increase in the average size of its license fee, and this increase in the size of the projects has extended the delivery cycle and thus added to the backlog. In 1997, the Company had no sales of "corporate-wide" licenses.

  Through December 31, 1997, the Company had been recognizing both software license fees and modifications revenue using the straight line method over the installation period. Beginning in January 1998, it has changed these procedures in order to be in compliance with Statement of Position 97-2 recently issued by the American Institute of Certified Public Accountants, and now uses project accounting procedures similar to percentage of completion for all projects requiring "significant" modifications to the software. Revenue for projects with no modifications or modifications costing less than 5% of the software license fee will be recognized upon delivery of the software.
The Company does not believe that this change in revenue recognition procedures will have a material impact on the recognition of future revenue. The Company believes that license fee revenues should increase in the future due to increased worldwide sales and marketing efforts, the maturation of its new sales force, and continued market acceptance of Catalyst WMS.

Services and Maintenance

  Services and maintenance revenues are derived from: (i) software modifications, (ii) professional services and (iii) maintenance agreements. Services and maintenance revenues increased by 28.2% to $10.2 million in 1995, by 26.7% to $12.9 million in 1996 and by 13.4% to $14.6 million in 1997. The following table sets forth the components of services and maintenance revenues as a percentage of total revenues for the years indicated:

                                       1997       1996       1995
                                       ----       ----       ----
  Software modifications               25.7%      28.6%      23.3%
  Professional services                23.1       19.6       18.5
  Maintenance agreements               16.2       12.8        7.5
                                       ----       ----       ----
    Total services and maintenance     65.0%      61.0%      49.3%

  Software modifications are determined during the customer's Conference Room Pilot (CRP) at the Company and consist of changes to the software to facilitate specific functionality a customer desires. The Company believes that while a certain amount of software modifications will continue, the amount of future modifications will decrease due to the increased functionality of its new Release 7.0 of Catalyst WMS. As is indicated by the 1997 trend, the Company believes that the percentages which software modifications represent of total revenues will continue to decrease in the future.

  Professional services revenues are derived from training, technical services, performance of the CRP, on-site support, project management and implementation services. While the Company continues to improve its Catalyst Implementation Methodology and Plan (CIMPL), professional services revenues will continue to increase, partially because of increased daily rates the Company is now charging for its services, and also because the Company should continue to implement new customer sites and current customer multi-site roll-outs. The increase in 1997 was due to an increased number of active projects, consisting of both new and roll-out implementations, as well as some of the impact of the rate increases. Revenue for professional services is recognized monthly, based on the days of work actually performed.

  Customers typically enter into a one-year maintenance agreement for Post-Contract Support (PCS) at the time they first license Catalyst WMS and once installed, pay for the first year of maintenance fees in advance. The increase in maintenance revenues in 1997 was due primarily to growth in the installed customer base for Catalyst WMS and current customers renewing their maintenance agreement. The Company believes that maintenance revenues will increase in the future as more Catalyst WMS systems are implemented, resulting in the execution of corresponding maintenance agreements along with the renewal of current maintenance agreements. Revenue on PCS is recognized ratably over the term of the maintenance agreement, which is generally one year.

Hardware and Other

  Hardware and other revenues consist of products that the Company sold to its customers on behalf of other manufacturers, including computer hardware, radio frequency equipment and printers. Hardware and other revenues decreased by 92.6% to $106,000 in 1995, increased by 24.5% to $132,000 in 1996 and increased 567.4% to $881,000 in 1997. The increase in hardware and other revenue in 1997 is primarily due to an increased focus on the resale of hardware, which is being implemented to meet a desire by certain customers for a "turnkey" solution.

Cost of Software License Fees

  Cost of software license fees consists of the cost of third-party licenses sold by the Company. The cost of software license fees was $479,000, $288,000 and $524,000 in 1995, 1996 and 1997, respectively. There is no cost of software license fees for the Catalyst WMS because the costs to develop this product have been expensed as incurred since the Company's product development efforts have been directed at enhancing and improving the product.

The Company expects to continue to expense the cost of developing new releases of the Catalyst WMS and related products and therefore anticipates that the cost of software license fees in the future will remain approximately the same as a percentage of total software license fee revenues.

Cost of Services and Maintenance

  Cost of services and maintenance consists primarily of personnel costs for the performance of software modifications, professional services and customer support. Cost of services and maintenance as a percentage of total services and maintenance revenues were 92.0%, 95.9% and 93.9% in 1995, 1996 and 1997, respectively. The increase in cost of services and maintenance in 1995 and 1996 was attributable to increased staffing of the Company's service and support organizations, coupled with below-market pricing for these services. In 1997, the Company raised its daily rate for services to market levels, and improved results are starting to be realized as the Company begins performing services at the higher price levels. The Company's service and support organizations consisted of 141, 171 and 154 employees at December 31, 1995, 1996 and 1997, respectively.

  At the beginning of the fourth quarter of 1997, the Company completed the installation of a new time reporting system that enables it to accurately track time being spent on projects and make comparisons of budgeted effort to actual effort. This should help to improve project profitability as well as provide the needed tools to better determine the progress of modifications and the related accounting consequences. The Company anticipates that, while the total number of employees in its service and support organization may increase, the future cost of services and maintenance as a percentage of services and maintenance revenues should decrease as a result of increased prices which the Company will receive for performing services and improved efficiencies in the process of providing such services.

Cost of Hardware and Other

  Cost of hardware and other consists primarily of the cost of products sold by the Company on behalf of other manufacturers. There was no cost of hardware and other expense in 1995 and 1996 because of the Company's decision not to sell hardware at that time. The only hardware and other revenue for those periods consisted of miscellaneous commissions and sales of user manuals. In mid-1997, the Company changed its strategy regarding hardware, and began to offer select items to its customers who were looking for a one-source or "turnkey" solution. Because of low margins, the Company does not inventory, service or discount these items, but makes them available if a customer so desires. Several sales were made in late 1997, with a cost of $766,000 and a profit margin of 13.5%. The Company expects these sales to increase in future periods, with similar or improved costs and margins.

Sales and Marketing

  Sales and marketing expenses consist primarily of salaries and commissions paid to sales personnel along with marketing, promotional and travel expenses.

Sales and marketing expenses increased by 15.3% to $4.5 million in 1995, by 12.9% to $5.1 million in 1996 and by 4.2% to $5.3 million in 1997. In general, the increase in sales and marketing expenses in each of the three years was due to the expansion of the Company's sales and marketing staff and increased marketing and promotional expenses in the domestic and international markets. Sales and marketing expenses represented 21.8%, 24.0% and 23.5% of total revenues in 1995, 1996 and 1997, respectively. Although the amount of sales and marketing expenses may increase in the future, it should remain relatively the same as a percentage of total revenues. The sales and marketing staff consisted of 25, 33 and 35 employees as of December 31, 1995, 1996 and 1997, respectively.

Product Development

  Product development costs include expenses associated with research and development, including costs of engineering personnel and related development expenses such as development software tools, training and documentation. Product development costs increased by 81.0% to $2.6 million in 1995, by 75.0% to $4.5 million in 1996, and then decreased 38.9% to $2.7 million in 1997. The reason for this pattern was the 1996 purchase of Information Strategies, Incorporated (an NT-based WMS software company) ("ISI") in a non-related party transaction, and subsequent abandonment of the Company's effort to develop

ISI's product into a complementary software offering. This effort was abandoned in early 1997 when it was realized that further development costs would far exceed the value of the product. Product development costs represented 12.4%, 21.1% and 12.1% of total revenues in 1995, 1996 and 1997, respectively. The product development staff consisted of 50, 67 and 24 employees as of December 31, 1995, 1996 and 1997, respectively. The Company believes that product development costs should increase as a percentage of total revenues in the future.

General and Administrative

  General and administrative expenses consist primarily of the salaries of administrative, executive and finance personnel. General and administrative expenses increased by 13.6% to $1.6 million in 1995, by 166.6% to $4.3 million in 1996 and decreased 7.3% to $4.0 million in 1997. General and administrative expenses represented 7.8% of total revenues in 1995, 20.3% in 1996 and 17.7% in 1997. The decrease in general and administrative expenses in 1995 as a percentage of total revenues was attributable to the increase in total revenues. In 1996, the size of the administrative staff was increased, plus several one-time and other charges were taken, including receivable allowances and write-offs of $766,000, resulting in an increase in general and administrative expenses. Accruals for the closing of ISI of $347,000 and accruals relating to the severance of the Company's former chief executive officer of $250,000 were also made and classified as restructuring and severance costs. In 1997, the general and administrative expenses included $190,000 for receivable allowances and write-offs and $171,000 for severance costs related to additional restructuring completed in the first quarter. The Company's general and administrative staff consisted of 12, 24 and 23 employees as of December 31, 1995, 1996 and 1997, respectively. The Company expects that general and administrative expenses may increase in the future, but should continue to decrease as a percentage of total revenues.

Write-off of Purchased Research and Development

  In April 1996, the Company purchased 100% of the stock of ISI for $1.5 million cash and the assumption of certain liabilities. This was a non-related party transaction. After the purchase price was allocated to the acquired assets and assumed liabilities based upon their respective fair market values, excess purchase price of approximately $2.0 million remained to be allocated as an intangible asset. The Company, after considering various methods of presentation for this transaction, allocated the entire $2.0 million of excess purchase price to in-process research and development, which was immediately charged to operations in the second quarter of 1996.

Other Income and Expense

  Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. The Company expects other income and expense to remain relatively constant in the future.

Income Tax Expense

  In 1995, the Company's effective income tax rate was 5.3%, and differed from the expected statutory rate due to the utilization of net operating loss carryforwards and general business credits. In 1996 and 1997, no income tax expense was recorded as the Company incurred a net loss for both financial and income tax reporting purposes. No net deferred tax expense was recorded in any of the three years as the Company continues to record a valuation allowance to reserve for the net deferred tax asset.

Liquidity and Capital Resources

  Over the last three years, the Company has funded its operations primarily through sale of common stock, borrowings and cash generated from operations. The Company raised approximately $23.6 million from the sale of 2,000,000 shares of its common stock in an initial public offering in November 1995. A portion of the proceeds from the initial public offering was used to repay two term notes to Bank One, West Bend, Wisconsin, N.A., totaling $1.1 million.

  The Company generated $1.3 million of net cash from operating activities in 1995. Net cash used in operating activities was $3.3 million in 1996 and $3.2 million in 1997. The increase in cash flows in 1995 was due to net income and an increase in deferred services and maintenance revenues, which were partially offset by increased accounts receivable and accrued liabilities. The decrease in cash flows in 1996 was due to the Company's net loss including the write-off of purchased research and development, which were partially offset by decreased accounts receivable. The Company used $5.1 million in cash in 1997, of which $3.2 million was used in operating activities, and $1.1 million was used to purchase treasury stock from its former chief executive officer.

The Company expended $1.6, $2.1 and $0.8 million in 1995, 1996 and 1997, respectively, for purchases of property and equipment. The Company employed 229, 295 and 236 employees as of December 31, 1995, 1996 and 1997, respectively. This increase in employees in 1996 led to an increase in expenses related to equipment, software and furniture. The Company relocated its corporate offices to a new building in 1994, which it leases for a term expiring in 2006. In 1995, the Company acquired a phone system under a capital lease. As of December 31, 1996, the aggregate amount owing under capital leases, including interest, was $183,000; in 1997, the Company upgraded much of its computer and network equipment, which it financed under a capital lease. As of December 31, 1997, the aggregate amount owing under capital leases, including interest, was $589,000. The Company anticipates making similar expenditures for new hardware during 1998. Such expenditures will be funded from cash flows from operations and from additional capital leases.

  During 1996, the Company instituted a stock buy-back program through which it purchased 234,132 shares of its common stock at various market prices. The aggregate cash used to purchase the stock was $1.2 million. In November 1996, the Company redeemed 1.2 million shares of its common stock from Summit Partners for $5.7 million in cash. In January 1997, the Company redeemed approximately 226,000 shares of its common stock as a part of a negotiated agreement between the Company and its former chief executive officer. At this time, the Company does not anticipate purchasing additional shares of its common stock in the open market, or concluding any redemptions of its common stock, in the foreseeable future.

  As of December 31, 1997, the Company had $4,256,000 in cash and cash equivalents and working capital of $6.7 million. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin, N.A. of $1.0 million. As of December 31, 1997, there were no amounts outstanding under the Revolving Credit Facility.

  At December 31, 1997, accounts receivable increased by 35.6% or $2.1 million, compared to December 31, 1996. Part of this increase was due to nearly $1.0 million in year-end invoicing to one of the Company's largest customers, of which $0.6 million was invoiced to accommodate the customer's request to include the billing into their 1997 budget, and on which the Company will not recognize revenue until April 1998. In addition, another $1.0 million was subsequently collected in the first week of January 1998. The Company believes that much of this payment was delayed because of our customers' consideration of their own year-end cash positions. At December 31, 1997, the Company has reserves of $339,000 for doubtful accounts and $700,000 for known and possible project cost overruns. This compares to $279,000 and $300,000 for these same reserve items at December 31, 1996. The Company feels it has adequately provided for the potential risks.

  Management believes that liquidity provided by cash generated from its ongoing operations, the balance of proceeds from the initial public offering, as well as borrowings under the Revolving Credit Facility will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements through 1998.

  The Company has never paid cash dividends on its Common Stock. The Company's policy has been to retain cash from operations to provide funds for the operation and expansion of its business. Accordingly, the Company does not anticipate paying any cash dividends in the foreseeable future.

Impact of Year 2000

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs, either internal or sold to customers, that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

  The Company's primary software offering, Catalyst WMS, is written to store the year in the database using four digits to allow data entry in an unambiguous manner with four digits, and to process program functions in four digits. The Company does not expect problems with the year 2000 compliance of Catalyst WMS.

  However, in mid-1997, the Company began a proactive program to help address the Year 2000 Issue and to verify the year 2000 compliance of Catalyst WMS and software used internally by the Company. Its Quality Assurance department was given the compliance responsibility, both for the Catalyst WMS as well as for the internal systems used by the Company. The Company has certified that its most recent product offering, Release 7.0 of Catalyst WMS, is year 2000 compliant. The Company has extensively tested this Release 7.0 and has not to date found any errors which could affect year 2000 compliance.

  The Company has also contacted all customers with prior releases of the product and notified them that, because their systems interface with other systems, their entire operation should be reviewed for compliance now, before there could be any serious problems. This effort was begun in September 1997 and is still ongoing. Catalyst customers may have Catalyst coordinate an assessment of the customer's system at Catalyst's standard professional services rate, the output of which will be a written analysis that identifies areas of risk and estimates a cost for making the system compliant. The customer will then have the option to have the compliance effort coordinated by Catalyst or others, or to do the work themselves. To date several customers have elected to have the Company do both the assessment and the work.

  The Company has also begun an effort to review all internal systems, tools and facilities in order to verify that they are year 2000 compliant. An inventory of all internal software, tools and facilities has been created, and each vendor is being contacted to provide written documentation on their products. Responses are being collected and evaluated by the Company's Quality Assurance department, with the goal that all appropriate actions will be coordinated by this group so that any issues are addressed before the end of 1998.

ITEM 7. FINANCIAL STATEMENTS.

                                                                  Form 10-KSB
Contents                                                         Page Numbers

Report of Ernst & Young LLP, Independent Auditors . . . . . . . . . .  21
Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .  23
Balance Sheets at December 31, 1997 and 1996  . . . . . . . . . . . .  24
Statements of Stockholders' Equity (Deficit) for
 the years ended December 31, 1997, 1996 and 1995 . . . . . . . . . .  26
Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .  29
Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .  32

              Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Catalyst International, Inc.

We have audited the accompanying consolidated balance sheets of Catalyst International, Inc. (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Milwaukee, Wisconsin
January 24, 1998

                          Catalyst International, Inc.
                     Consolidated Statements of Operations

                                              Years ended December 31,
                                        1997           1996          1995
                                        ----           ----          ----
Revenues:
Software license fees              $  7,006,776   $  8,132,367   $10,372,146
Services and maintenance             14,637,358     12,901,947    10,180,188
Hardware and other                      880,994        132,408       105,663
                                    -----------    -----------    ----------
Total revenues                       22,525,128     21,166,722    20,657,997

Operating expenses:
Cost of software license fees           523,894        288,220       479,017
Cost of services and maintenance     13,744,466     12,371,157     9,368,486
Cost of hardware and other              765,755              -         4,165
Sales and marketing                   5,291,116      5,078,557     4,498,774
Product development                   2,731,489      4,470,304     2,554,165
General and administrative            3,975,087      4,286,848     1,607,723
Write-off of purchased research
  and development costs (Note 2)              -      2,002,280             -
Restructuring and severance costs
  (Note 10)                                   -        597,338             -
                                     ----------     ----------    ----------
Total operating expenses             27,031,807     29,094,704    18,512,330
                                     ----------     ----------    ----------
Income (loss) from operations        (4,506,679)    (7,927,982)    2,145,667

Other income (expense):
Interest expense                        (26,219)       (67,395)     (133,536)
Investment income                       309,007        948,973       142,028
Miscellaneous, net                       24,597        (14,703)      (37,741)
                                     ----------     ----------    ----------
Total other income (expense)            307,385        866,875       (29,249)
                                     ----------     ----------    ----------
Income (loss) before provision
  for income taxes                   (4,199,294)    (7,061,107)    2,116,418
Provision for income taxes (Note 8)           -              -      (111,000)
                                     ----------     ----------    ----------
Net income (loss)                    (4,199,294)    (7,061,107)    2,005,418
Preferred dividends                           -              -       437,028
                                     ----------     ----------    ----------
Net income (loss) applicable
  to common stock                   $(4,199,294)   $(7,061,107)  $ 1,568,390
                                     ==========     ==========    ==========
Earnings (loss) per share (Note 1):
Basic                               $     (0.63)   $     (0.88)  $      0.73
Diluted                                   (0.63)         (0.88)         0.30

                         Catalyst International, Inc.
                         Consolidated Balance Sheets

                                                     December 31,
                                                 1997           1996
                                                 ----           ----
Assets
Current assets:
Cash and cash equivalents                    $ 4,256,244    $ 9,321,451
Accounts receivable, net of allowance
  for doubtful accounts of $338,614 in
  1997 and $279,174 in 1996                    8,108,076      5,978,738
Refundable income taxes                                -        212,642
Revenues in excess of billings for
  software license fees                          348,425              -
Prepaid expenses                                 579,329        408,338
                                              ----------     ----------
Total current assets                          13,292,074     15,921,169


Equipment and leasehold improvements:
Computer hardware and software                 4,492,435      3,405,559
Office equipment                               2,287,910      2,193,919
Leasehold improvements                           862,021        780,407
                                              ----------     ----------
                                               7,642,366      6,379,885

Less accumulated depreciation and
   amortization                                3,242,335      2,137,625
Total equipment and leasehold improvements     4,400,031      4,242,260
Other assets                                           -         35,216
                                              ----------     ----------
Total assets                                 $17,692,105    $20,198,645
                                              ==========     ==========

                        Catalyst International, Inc.
                   Consolidated Balance Sheets (continued)

                                                     December 31,
1997 1996
                                                 ----           ----
Liabilities and stockholders' equity
Current liabilities:
Accounts payable                             $ 1,920,489     $ 1,043,333
Accrued liabilities                            1,818,337       1,572,919
Reserve for restructuring and severance
  costs (Note 10)                                      -         597,338
Deferred software license fees                         -          12,453
Deferred services and maintenance              2,662,392       1,113,365
Redemption price of common stock (Note 10)             -       1,073,239
Current portion of long-term debt (Note 4)       218,286          51,047
                                              ----------      ----------
Total current liabilities                      6,619,504       5,463,694

Long-term debt (Note 4)                          442,549         131,832
Deferred services and maintenance                328,711         132,195
Deferred rent (Note 4)                           304,685         324,217
                                              ----------      ----------
Total noncurrent liabilities                   1,075,945         588,244
                                              ----------      ----------
Total liabilities                              7,695,449       6,051,938

Commitments (Note 4)

Stockholders' equity (Notes 5 and 6):
Preferred stock, $.01 par value; 2,000,000
  shares authorized, none issued
  or outstanding                                       -               -
Common stock, $.10 par value; 25,000,000
  shares authorized; shares issued:
  8,622,029 in 1997 and 8,501,217 in 1996        862,203         850,122
Additional paid-in capital                    31,112,079      31,074,917
Accumulated deficit                          (12,925,502)     (8,726,208)
Treasury stock, at cost - 1,966,090
  shares of common stock in 1997 and
  1,740,145 shares of common stock in 1996    (9,052,124)     (7,978,885)
Common stock to be redeemed for treasury
  (Note 10)                                            -      (1,073,239)
                                              ----------      ----------
Total stockholders' equity                     9,996,656      14,146,707
                                              ----------      ----------
Total liabilities and stockholders' equity  $ 17,692,105     $20,198,645
                                              ==========      ==========

                        Catalyst International, Inc.
         Consolidated Statements of Stockholders' Equity (Deficit)

                                      Preferred Stock-    Preferred Stock-
                                         Series A            Series B
                                     ----------------      ----------------
                                     Shares   Dollars      Shares   Dollars
                                     ----------------      ----------------
Balances at December 31, 1994     1,965,517  $982,759   1,273,473  $636,737
 Shares issued in connection
  with initial public offering            -         -           -         -
 Conversion of Series A and B
  preferred stock in connection
  with initial public offering   (1,965,517) (982,759) (1,273,473) (636,737)
 Conversion of Series C and D
  redeemable preferred stock in
  connection with initial public
  offering                                -         -           -         -
 Stock options exercised                  -         -           -         -
 Warrants exercised                       -         -           -         -
 Compensation expense on stock
  Options                                 -         -           -         -
 Dividends on preferred stock
  ($.0455 per share of Series A
  and $.9568 per share of Series
  D preferred stock)                      -         -           -         -
 Net income                               -         -           -         -
                                  ---------  --------  ----------  --------
Balances at December 31, 1995             -         -           -         -
 Purchase of common stock for
  Treasury                                -         -           -         -
 Common Stock to be redeemed for
  treasury (Note 10)                      -         -           -         -
 Stock options exercised                  -         -           -         -
 Compensation expense on stock
  options                                 -         -           -         -
 Issuance costs of initial public
  Offering                                -         -           -         -
 Net loss                                 -         -           -         -
                                  ---------  --------  ----------  --------
Balances at December 31, 1996             -         -           -         -
 Purchase of common stock for
  Treasury                                -         -           -         -
 Stock options exercised                  -         -           -         -
 Compensation expense on stock
  options                                 -         -           -         -
 Net loss                                 -         -           -         -
                                  -----------------------------------------
Balances at December 31, 1997             -  $      -           -  $      -
                                    =======   =======     =======   =======

                          Catalyst International, Inc.
    Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                                      Additional
                                     Common Stock      Paid-in    Accumulated
                                    Shares  Dollars    Capital      Deficit
                                 -------------------  -----------------------
Balances at December 31, 1994    1,611,501  $161,150  $1,132,281  $(3,233,491)
 Shares issued in connection
  with initial public offering   2,000,000   200,000  23,378,212            -
 Conversion of Series A and B
  preferred stock in connection
  with initial public offering   3,238,992   323,899   1,295,597            -
 Conversion of Series C and D
  redeemable preferred stock in
  connection with initial public
  offering                       1,525,261   152,526   5,292,405            -
 Stock options exercised            35,569     3,557         274            -
 Warrants exercised                 10,000     1,000           -            -
 Compensation expense on stock
  Options                                -         -      24,908            -
 Dividends on preferred stock
  ($.0455 per share of Series A
  and $.9568 per share of Series
  D preferred stock)                     -         -           -     (437,028)
 Net income                              -         -           -    2,005,418
                                 ---------   -------  ----------   -----------
Balances at December 31, 1995    8,421,323   842,132  31,123,677   (1,665,101)
 Purchase of common stock for
  treasury                               -         -           -            -
 Common Stock to be redeemed for
  treasury (Note 10)                     -         -           -            -
 Stock options exercised            79,894     7,990       7,757            -
 Compensation expense on stock
  Options                                -         -      29,419            -
 Issuance costs of initial public
  offering                               -         -     (85,936)           -
 Net loss                                -         -           -   (7,061,107)
                                 ---------   -------  ----------  -----------
Balances at December 31, 1996    8,501,217   850,122  31,074,917   (8,726,208)
 Purchase of common stock for
  treasury                               -         -           -            -
 Stock options exercised           120,812    12,081       7,946            -
 Compensation expense on stock
  options                                -         -      29,216            -
 Net loss                                -         -           -   (4,199,294)
                                 ---------   -------  ----------  -----------
Balances at December 31, 1997    8,622,029  $862,203 $31,112,079 $(12,925,502)
                                 =========   =======  ==========  ===========

                           Catalyst International, Inc.
    Consolidated Statements of Stockholders' Equity (Deficit) (continued)

                                                  Common Stock
                                    Treasury      Redeemed for
                                     Stock       Treasury Stock      Total
                                  -----------    --------------   -----------
Balances at December 31, 1994     $(1,050,000)    $        -      $(1,370,564)
 Shares issued in connection
  with initial public offering              -              -       23,578,212
 Conversion of Series A and B
  preferred stock in connection
  with initial public offering              -              -                -
 Conversion of Series C and D
  redeemable preferred stock in
  connection with initial public
  offering                                  -              -        5,444,931
 Stock options exercised                    -              -            3,831
 Warrants exercised                         -              -            1,000
 Compensation expense on stock
  Options                                   -              -           24,908
 Dividends on preferred stock
  ($.0455 per share of Series A
  and $.9568 per share of Series
  D preferred stock)                        -              -         (437,028)
 Net income                                 -              -        2,005,418
                                   ----------     ----------       ----------
Balances at December 31, 1995      (1,050,000)             -       29,250,708
 Purchase of common stock for
  Treasury                         (6,928,885)             -       (6,928,885)
 Common Stock to be redeemed for
  treasury (Note 10)                        -     (1,073,239)      (1,073,239)
 Stock options exercised                    -              -           15,747
 Compensation expense on stock
  Options                                   -              -           29,419
 Issuance costs of initial public
  Offering                                  -              -          (85,936)
 Net loss                                   -              -       (7,061,107)
                                   ----------      ---------       ----------
Balances at December 31, 1996      (7,978,885)    (1,073,239)      14,146,707
 Purchase of common stock for
  Treasury                         (1,073,239)     1,073,239                -
 Stock options exercised                    -              -           20,027
 Compensation expense on stock
  Options                                   -              -           29,216
 Net loss                                   -              -       (4,199,294)
                                   ----------      ---------        ---------
Balances at December 31, 1997     $(9,052,124)    $        -       $9,996,656
                                   ==========      =========        =========

                        Catalyst International, Inc.
                     Consolidated Statements of Cash Flows


                                                Years ended December 31,
                                          1997          1996          1995
                                          ----          ----          ----
Operating activities
Net income (loss)                     $(4,199,294)  $(7,061,107)  $ 2,005,418
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
 Depreciation and amortization          1,161,845     1,015,359       672,015
 Compensation expense on stock options     29,216        29,419        24,908
 Loss on disposal of equipment and
   leasehold improvements                  27,175           574        17,485
 Provision for restructuring and
   severance costs                              -       597,338             -
 Write-off of purchased research and
   development costs                            -     2,002,280             -
Changes in operating assets and
  liabilities:
 Accounts receivable                   (2,129,338)      949,364    (1,651,403)
 Prepaid expenses                        (170,991)      (27,977)     (256,900)
 Accounts payable                         877,156      (129,133)      (47,151)
 Accrued liabilities and reserve for
   restructuring and severance costs     (351,920)       69,386      (265,957)
 Income taxes                             212,642       (92,191)       64,500
 Deferred software license fees          (360,878)     (284,083)     (191,592)
 Deferred services and maintenance      1,745,543      (358,933)      888,339
 Deferred rent                            (19,532)      (19,532)       59,247
                                        ---------     ---------     ---------
 Total adjustments                      1,020,918     3,751,871      (686,509)
                                        ---------     ---------     ---------
Net cash provided by (used in)
  operating activities                 (3,178,376)   (3,309,236)    1,318,909

Investing activities
Capital expenditures                     (769,886)   (2,094,781)   (1,571,533)
Capitalized software development costs          -             -       (64,125)
Proceeds from fixed asset disposals             -        12,279        22,115
Purchase of Information Strategies,
  Inc., net of cash acquired of $544
  (Note 2)                                      -    (1,499,456)            -
                                        ---------     ---------     ---------
Net cash used in investing activities    (769,886)   (3,581,958)   (1,613,543)

Financing activities
Proceeds from long-term debt                    -             -       500,000
Payments on long-term debt                (63,733)     (401,143)   (1,446,838)


Net proceeds from (costs related to)
  initial public offering of common
  stock                                         -       (85,936)   23,578,212
Proceeds from exercise of stock
  options and warrants                     20,027        15,747         4,831
Dividends paid to preferred stockholders        -             -       (87,439)
Purchase of common stock for treasury  (1,073,239)   (6,928,885)            -
                                        ---------     ---------     ---------
Net cash provided by (used in)
  financing activities                 (1,116,945)   (7,400,217)   22,548,766
                                        ---------     ---------    ----------

                         Catalyst International, Inc.
              Consolidated Statements of Cash Flows (continued)

                                           Years ended December 31,
                                           1997          1996         1995
                                           ----          ----         ----
Net increase (decrease) in cash
  and cash equivalents                  (5,065,207)  (14,291,411)  22,254,132
Cash and cash equivalents at
  beginning of year                      9,321,451    23,612,862    1,358,730
                                         ---------    ----------   ----------
Cash and cash equivalents at end
  of year                              $ 4,256,244   $ 9,321,451  $23,612,862
                                           ===========     ==========    ==========
Supplemental disclosure:
Cash paid for interest                 $    33,062   $    59,566  $   133,533
Cash paid (received) for income taxes     (286,697)      127,000       46,500

Noncash investing and financing activities:
During 1997, the Company acquired $541,689 of computer hardware under capital leases.

During 1995, the Company acquired $267,868 of office equipment and $116,869 of computer hardware under capital leases. Also during 1995, the Company issued common stock in exchange for Series A, B, C and D preferred stock in connection with the Company's initial public offering of common stock.

                           CATALYST INTERNATIONAL, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE YEARS ENDED DECEMBER 31, 1997

1. Significant Accounting Policies

Consolidation

  The accompanying consolidated financial statements include the accounts of Catalyst International, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Business and Concentration of Credit Risk

  The Company develops, markets and supports advanced warehouse management software solutions. The Company also provides related services, including software modification and configuration, project management, rapid prototyping, training and implementation support for customers throughout the United States and certain foreign countries. The Company performs periodic credit evaluations of its customers' financial condition and does not require collateral.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

  For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in corporate debt securities and repurchase agreements. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both December 31, 1997 and 1996. There were no realized gains or losses during any of the three years in the period ended December 31, 1997.

Equipment and Leasehold Improvements

  Equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives as follows: computer hardware and software - 5 years; office equipment - 7 years; and leasehold improvements - 10 years.

Capitalized Software Development Costs

  Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires companies to capitalize costs incurred to develop new software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to expense. When the software product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis based on current and anticipated future revenue. SFAS No. 86 does not materially affect the Company.

Revenue Recognition

Software License Fees

  Software license fees on a customer's initial installation (which may include single or multiple sites) are recognized as revenue using the straight-line method beginning upon contract execution and ending upon the estimated date for software activation. The estimated software activation dates are reviewed and revised monthly during the contract, and adjustments, if any, are recorded ratably through the software activation date. Software license fees for sales of additional licenses to existing customers are recognized upon customer authorization to proceed with the subsequent installation.

  In 1996, the Company sold three corporate software licenses which provide the customer the ability to install the software at an unlimited number of sites, as defined. Such revenue was recognized upon delivery of the software, as the Company had no significant remaining obligations. During 1997, there were no corporate software license sales.

  Relational database management systems software from third-party vendors is utilized by the Company's software product. The Company recognizes revenue and the related cost of the database software upon billing to the customer.

Services and Maintenance

  Software modification fees are recognized as revenue using the straight-line method beginning upon definition of the modifications required and customer authorization to proceed, and ending upon software activation. The estimated software activation dates are reviewed and revised monthly during the contract, and adjustments, if any, are recorded ratably through the software activation date. Management considers such methodology to be the best available measure of progress on these contracts and believes such methodology approximates the same results which would be obtained under a percentage-of-completion method. The Company reserves for project cost overruns when such overruns are identified. Included in accrued liabilities at December 31, 1997 and 1996, are reserves for project cost overruns of $700,000 and $300,000, respectively.

  Professional services are recognized as revenue as time and material costs are incurred and billed to the customer.

  Maintenance fees are prepaid by customers and are recognized as revenue ratably over the term of the maintenance agreement, which is generally one year.

Hardware and Other

  Hardware and other revenues are recognized when the units are shipped to the customer.

Advertising

  Advertising costs are expensed as incurred and amounted to approximately $267,000, $329,000 and $325,000 in 1997, 1996 and 1995, respectively.

Income Taxes

  Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

Earnings (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to SFAS No. 128 requirements.

The following table sets forth the computation of basic and diluted weighted-average shares used in the per share calculations:

                                             1997         1996        1995
                                          ------------------------------------
Numerator for basic earnings per share    $(4,199,294) $(7,061,107) $1,568,390
Dividends on preferred stock                        -            -     437,028
                                          -----------  -----------  ----------
Numerator for diluted earnings per share  $(4,199,294) $(7,061,107) $2,005,418
                                          ===========  ===========  ==========

Denominator for basic earnings per share    6,630,200    7,995,766   2,151,082
Effect of dilutive options and warrants             -            -     471,183
Net effect of conversion of preferred stock         -            -   4,162,177
                                          -----------  ----------- -----------
Denominator for diluted earnings per share  6,630,200    7,995,766   6,784,442
                                          ===========  ===========  ==========

Reclassifications

  Certain amounts in 1996 and 1995 have been reclassified to conform with the 1997 presentation.

New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) as part of a full set of financial statements. SFAS No. 130 requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for years beginning after December 15, 1997. Since this statement applies only to the presentation of comprehensive income, it will not affect the Company's results of operations, financial position or cash flows.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the manner in which public enterprises report financial and descriptive information about their operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 will not affect the Company's results of operations, financial position or cash flows, but will affect the disclosure of segment information.

  In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supersedes SOP 91-1 for transactions entered into for fiscal years beginning after December 15, 1997. The Company is modifying its revenue recognition practices to be in compliance with SOP 97-2 effective January 1, 1998. Following are examples of changes expected to be made to the Company's previous revenue recognition policies:

  1) For software arrangements not requiring significant production, modification, or customization of software, revenue will be recognized when evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable.

  2) For software arrangements requiring significant production, modification, or customization of software, the Company will defer both license fees and modification fees until certain milestones are achieved (which differs from the Company's previous practice of recognizing license fees and modification fees straight-line over the period between contract execution and software activation). The milestones will be based on a recently installed time reporting system.

  The period of time between issuance of SOP 97-2 and its effective date was unusually short, causing considerable uncertainty surrounding specific implementation issues. As the Company continues to analyze the provisions of SOP 97-2, other areas requiring change may be identified which could impact the Company's revenue recognition policies.

2. Acquisition of Information Strategies, Inc. ("ISI")

  In April 1996, the Company acquired all of the outstanding common stock of ISI, a Windows NT based software developer, for $1,500,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed (including bank debt of $136,713) based upon fair value at the date of acquisition. The assets acquired included purchased research and development costs totaling $2,002,000 which were immediately charged to operations. The operating results of ISI have been included in the statement of operations since the date of acquisition. Pro forma results of operations for 1996 have not been presented because the effects of this acquisition were not significant.

3. Bank Line of Credit

  The Company has a $1,000,000 bank line of credit. The line of credit, which is due on demand, requires monthly interest payments at the bank's prime rate of interest (8.5% at December 31, 1997) and is secured by substantially all of the Company's assets. No amounts were outstanding under the line of credit at December 31, 1997 or 1996.

4. Long-Term Debt and Lease Commitments

Long-term debt consisted of the following at December 31:

                                                 1997         1996
                                            ---------------------------
Capital lease obligations                     $ 660,835      $182,879
Less current portion                           (218,286)      (51,047)
                                              ---------      --------
                                              $ 442,549      $131,832
                                              =========      ========

  The Company leases a phone system and various computer equipment under capital leases requiring monthly payments in varying amounts through October 2000 with effective interest rates ranging from 8.2% to 9.0%. At December 31, 1997, the gross amount of office equipment recorded under capital leases and related accumulated amortization was $705,000 and $153,000, respectively.

The Company also leases its corporate office space under an operating lease which extends through January 2006. The Company is recognizing rent expense on a straight-line basis which differs from the pattern of payments required by the lease. The Company is required to pay real estate taxes, maintenance, utilities and insurance on the leased building.

At December 31, 1997, future payments under capital and operating leases with remaining terms in excess of one year were as follows:

                                           Capital          Operating
                                           Leases             Leases
                                          ---------------------------
        1998                              $266,551         $  582,000
        1999                               300,913            609,000
        2000                               172,939            612,000
        2001                                     -            612,000
        2002                                     -            612,000
        Thereafter                               -          1,648,000
                                          ---------------------------
        Total minimum lease obligations    740,403         $4,675,000
        Amounts representing interest       79,568         ==========
                                          --------
        Capital lease obligation          $660,835
                                          ========

  Total annual rent expense, including executory costs, on all operating leases was approximately $1,310,000, $1,183,000 and $816,000 in 1997, 1996 and
1995, respectively.

5. Stockholders' Equity

  The Company issued 2,000,000 new shares of common stock to the public in an IPO during 1995. In connection with the IPO, the Company completed a recapitalization in which all outstanding shares of Series A, B, C and D preferred stock were converted into an aggregate of 4,764,253 shares of common stock and the number of authorized shares of common stock was increased to 25,000,000.

  In November 1996, the Company redeemed 1,206,013 shares of the Company's common stock held by affiliated shareholders at $4.75 per share. The redemption terminated any prior stock agreements between the Company and the shareholders. In January 1997, the Company repurchased 225,945 shares of the Company's stock held by its former president and chief executive officer at $4.75 per share.

6. Stock Options and Warrants

  The 1993 Stock Option Plan (the "Employee Plan"), as amended, provides for granting by the Company of up to 3,000,000 incentive stock options and/or nonqualified stock options to employees. Each option entitles the holder to purchase one share of common stock at the specified option price. The option term is ten years. With certain exceptions, options vest 20% on the first anniversary of either the date of employment or the date of grant and then ratably over the following 48 months. For all options granted to date, the exercise price was equal to the market price (or estimated fair value prior to going public) of the underlying stock on the date of grant.

  In March 1997 and April 1996, the Company modified 965,000 and 726,100, respectively, of employee stock options granted previously. The modifications included reducing the exercise price to the market price of the underlying stock as of the modification date, extending the term to ten years after the modification date, and resetting the five-year vesting period.

  The Company has a 1997 Director Stock Option Plan (Director Plan) whereby each director is granted options to purchase 10,000 shares of common stock on the effective date of the plan and 5,000 shares of common stock on each anniversary of the plan thereafter. The exercise price of each grant will be equal to the market price of the Company's common stock on the date of grant. The Director Plan provides for the issuance of 250,000 nonqualified stock options to directors. The options are exercisable for ten years from the date of grant.

The following table summarizes information with respect to the Company's Employee and Director Plans for the three years ended December 31, 1997:

                                       Number of       Weighted-Average
                                         Shares     Option Price per Share
                                       ------------------------------------
   Outstanding at December 31, 1994      561,491           $0.17
     Granted                             946,750           $8.40
     Exercised                           (35,569)          $0.11
     Canceled                            (80,220)          $2.18
                                       ---------           -----
   Outstanding at December 31, 1995    1,392,452           $2.84
     Granted                             740,600           $7.09
     Exercised                           (79,894)          $0.20
     Canceled                           (235,031)          $7.41
                                       ---------           -----
   Outstanding at December 31, 1996    1,818,127           $5.75
     Granted                             544,520           $3.62
     Exercised                          (120,810)          $0.17
     Canceled                           (561,706)          $6.78
                                       ---------           -----
   Outstanding at December 31, 1997    1,680,131           $3.28
                                       =========           =====

  At December 31, 1997, 1,222,095 options are available for grant under the Employee and Director Plans. As of December 31, 1997, the range of exercise prices on outstanding options was $.10 to $10.00 per share, and the remaining contractual lives ranged from 7 to 10 years. The number of options exercisable at December 31, 1997, 1996 and 1995 was 309,865, 254,386 and 177,030,
respectively.

  During July 1994, the Company issued warrants to each of two parties to purchase 5,000 shares of common stock exercisable at any time at $.10 per share. The warrants were exercised in September 1995. In addition, in November 1995, the Company issued a warrant to purchase 10,000 shares of common stock at $13.00 per share. During 1997, the warrant was modified to reduce the exercise price to $3.50 per share, the market price of the underlying stock as of the modification date. The term was extended to 10 years after the modification date and the vesting period was reset so that the warrant vests 20% one year after the modification date and then ratably over the following 48 months.

  The Company has reserved 2,912,226 shares of common stock at December 31, 1997, to provide for the exercise of outstanding stock options and warrants and the granting of stock options.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock option plan. Had the Company accounted for its employee stock option plan based upon the fair value at the grant date for options granted under the plan, based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss and pro forma loss per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                              1997             1996
                                          ------------    ------------
Pro forma net loss                        $(4,395,991)    $(7,517,865)
Pro forma loss per share                        (0.66)          (0.94)


  The weighted average grant date fair values used in the above pro forma disclosures were $1.99 and $3.09 per share for 1997 and 1996 option grants, respectively. It should be noted that the effects of applying SFAS No. 123 for providing pro forma disclosure may not be indicative of future amounts until the new rules are applied to all outstanding nonvested awards (i.e., the above pro forma amounts give effect to 1997, 1996 and 1995 grants only).

  As required by SFAS No. 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995 under the SFAS No. 123 fair value method. For grants made prior to the Company becoming a public company, the minimum value method was used to estimate the fair value of the options. For grants made after the Company's initial public offering in November 1995, the Black-Scholes method was used. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted-average assumptions were used for 1997 and 1996, respectively: risk-free interest rates of 5.4%-1997 and 6.3%-1996; dividend yields of 0%; expected common stock market price volatility factor of 0.529 and a weighted-average expected life of the option of five years.

7. Retirement Plan

  The Company sponsors an employee savings and retirement plan in which all employees over 21 years of age with one month of service are eligible to participate. Participants can elect to defer up to 15% of their compensation in accordance with Section 401(k) of the Internal Revenue Code. The Company, at its discretion, can match up to 100% of the employees' contributions. Company contributions to the plan were approximately $69,000, $78,000 and $51,000 in 1997, 1996 and 1995, respectively.

8. Income Taxes

  The provision for income taxes consisted of the following:

                                            Years ended December 31,
                                        1997         1996          1995
                                      ---------   -----------   ---------
Current:
  Federal 	                         $        -   $         -  $   101,000
  State                                       -             -       10,000
                                      ---------   -----------   ----------
                                              -             -      111,000

Deferred                               1,814,000    2,010,000      616,000
Change in valuation reserve           (1,814,000)  (2,010,000)    (616,000)
                                      ----------   ----------   ----------
                                     $         -  $         -  $   111,000
                                      ==========   ==========   ==========

  The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

                                               Years ended December 31,
                                            1997         1996         1995
                                        -----------  -----------   ----------
Provision (benefit) at U.S.
  statutory rate                        $(1,428,000) $(2,401,000) $   720,000
State income taxes, net of federal tax            -            -        7,000
General business credits                    (54,000)    (105,000)           -
Change in valuation allowance             1,814,000    2,010,000     (616,000)
Permanent differences, net                 (332,000)     495,000       (2,000)
Other                                             -        1,000        2,000
                                         ----------   ----------   ----------
                                        $         -  $         -  $   111,000
                                         ==========   ==========   ==========

  At December 31, 1997, the Company had net operating loss carryforwards of approximately $10,850,000 and $9,550,000 for federal and state income tax purposes, respectively, which expire between 2007 and 2012. Of these net operating loss carryforwards, $1,345,000 were created by deductions from the exercise of nonqualified stock options during 1997, 1996 and 1995. The tax benefit realized upon the use of net operating loss carryforwards in future years related to such deductions will be credited directly to additional paid-in capital. At December 31, 1997, the Company had general business credit carryforwards of $456,000 and $200,000 for federal and state income tax purposes, respectively, which expire from 2006 through 2011. At December 31, 1997, the Company had $61,000 of alternative minimum tax (AMT) credits which do not expire. Annual limitations on the use of these loss and credit carryforwards due to changes in ownership are not expected to materially impact the Company.

  The tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities were as follows:

                                              Years ended December 31,
                                                1997            1996
                                             -----------    -----------
Deferred tax assets:
AMT and general business credits             $   656,000    $   602,000
Net operating loss carryforwards               4,187,000      2,170,000
Deferred revenues and accrued project costs      298,000        247,000
Accrued compensation and restructuring           105,000        267,000
Deferred rent                                    118,000        126,000
Allowance for doubtful accounts                  132,000        109,000
Other                                             14,000         32,000
                                             -----------    -----------
                                               5,510,000      3,553,000
Deferred tax liabilities:
Depreciation                                    (326,000)      (172,000)
Capitalized software costs                             -        (14,000)
Other                                            (46,000)       (43,000)
                                             -----------    -----------
                                                (372,000)      (229,000)
                                             -----------    -----------
Net deferred tax assets                        5,138,000      3,324,000
Valuation allowance                           (5,138,000)    (3,324,000)
                                             -----------    -----------
                                             $         -    $         -
                                             ===========    ===========

  The valuation allowance at December 31, 1997 and 1996, was provided because of uncertainty, based on the Company's historical operating results, with respect to realization of deferred tax assets.

9. Segment Disclosure and Major Customers

  The Company operates in one industry segment. Sales to individual customers that exceeded 10% of revenues in each year ending December 31 were as follows:
1995: two customers - 15% and 13% of revenues, respectively. There were no sales to individual customers that exceeded 10% of revenues in 1997 or 1996.

  International revenues accounted for 17%, 21% and 29% of total revenues in 1997, 1996 and 1995, respectively. Revenues by geographic area for the years ended December 31, 1997, 1996 and 1995, were as follows:

Page43

                                             Years ended December 31,
                                          1997         1996         1995
                                      -----------  -----------  ----------
North America                         $18,761,208  $16,681,142  $14,660,341
International                           3,763,917    4,485,580    5,997,656
                                      -----------  -----------  -----------
                                      $22,525,125  $21,166,722  $20,657,997
                                      ===========  ===========  ===========

10. Restructuring and Severance Costs

  In December 1996, the Company initiated a restructuring plan to close its operations in Dallas, Texas. In connection with the restructuring, six employees at the facility were terminated. Estimated employee termination costs of $234,318 were accrued at December 31, 1996. Additional costs of $113,020 associated with the restructuring were also accrued at December 31, 1996. These costs primarily relate to the termination of a facility lease in Dallas which runs through February 1998, and other costs to shut down the operation.

Based upon a decision by the Board of Directors, in December 1996, the Company terminated its former president and chief executive officer. Severance costs of $250,000 were accrued at December 31, 1996.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors And Executive Officers

  The Company incorporates by reference herein the information contained under the caption "Election of Director" on pages 2 and 3 of the Proxy Statement for the 1998 Annual Meeting of Stockholders and "Executive Officers" on pages 5 and 6 of the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

  The Company incorporates by reference herein the information contained under the caption "Executive Compensation" on pages 7 through 10 of the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Company incorporates by reference herein the information contained under the caption "Security Ownership of Certain Beneficial Owners" on pages 4 and 5 of the Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Index.

Exhibit
Number  Description
3.1 Form of Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (No. 33-97522C) (the "Registration Statement").
3.2     Form of Amended and Restated By-Laws, incorporated by reference to
        Exhibit 3.2 of the Registration Statement.
10.1    Stock Option Plan of Catalyst USA, Inc., incorporated by
        reference to Exhibit 10.1 of the Registration Statement.*
10.2 1997 Director Stock Option Plan of Catalyst International, Inc. incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 33-97522C) dated September 26, 1997*
21      Subsidiaries.
23      Consent of Ernst & Young LLP.
27      Article 5 Financial Data Schedule.

*Represents compensation plan or arrangements required to be filed as an Exhibit to the Form 10-KSB.

Reports On Form 8-K.

None.

Page 45
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 31, 1998.


                                      Catalyst International, Inc.

                                      By: /s/ Sean P. McGowan
                                         -----------------------------------
                                         Sean P. McGowan
                                         President and Chief Executive Officer

                                      By: /s/ Thomas G. Hickinbotham
                                          ----------------------------------
                                          Thomas G. Hickinbotham
                                          Vice President Finance &
                                          Administration and Chief Financial
                                          Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated:


/s/ Douglas B. Coder                             Date:  March 31, 1998
-------------------------------------
Douglas B. Coder
Chairman of the Board

/s/ Sean P. McGowan                              Date:  March 31, 1998
-------------------------------------
Sean P. McGowan
President, Chief Executive  Officer
 (Principal Executive Officer)

/s/ Roy J. Carver                                Date:  March 31, 1998
-------------------------------------
Roy J. Carver, Director

/s/ James F. Goughenour                          Date:  March 31, 1998
-------------------------------------
James F. Goughenour, Director

/s/ Terrence L. Mealy                            Date:  March 31, 1998
-------------------------------------
Terrence L. Mealy, Director

                               EXHIBIT 21

                SUBSIDIARY OF CATALYST INTERNATIONAL, INC.

Name: Catalyst WMS International, Limited
Jurisdiction of Incorporation: United Kingdom
Status: Inactive and in Good Standing

Name:  Catalyst do Brasil Distribuidora de Software Ltda.
Jurisdiction of Incorporation: Brazil
Status: Active and in Good Standing

                                EXHIBIT 23

            CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-1394) pertaining to the 1993 Stock Option Plan of Catalyst USA, Inc. and (Form S-8 No. 93-97522C) pertaining to the 1997 Director Stock Option Plan of Catalyst International, Inc. of our report dated January 24, 1998, with respect to the financial statements of Catalyst International, Inc. included in this Annual Report (Form 10-KSB) for the year ended December 31, 1997.



                                      Ernst & Young LLP

Milwaukee, Wisconsin
March 27, 1998


10