Form 10QSB
period 1997-07-31
CATALYST INTERNATIONAL INC
filed 1998-05-15
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 1998, 6,730,965 shares of the issuer's common stock were outstanding.


This report contains 14 pages.  There is 1 exhibit.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                        Page No.
PART I.   Financial Information

 Item 1.  Financial Statements:

          Balance Sheets - March 31, 1998
            and December 31, 1997 . . . . . . . . . . .    3

          Statements of Operations - Three months
            ended March 31, 1998 and 1997 . . . . . . .    5

          Statements of Cash Flows - Three months
            ended March 31, 1998 and 1997 . . . . . . .    6

          Notes to Financial Statements . . . . . . . .    7

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation . . . . . . . . . . . . .    8

PART II.  Other Information:

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . .  13

          Signatures . . . . . . . . . . . . . . . . . .  14

PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

                     CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS


                                           March 31,  Dec. 31,
                                             1998       1997
                                         (unaudited)
Current Assets:
Cash and cash equivalents                    $ 4,664   $ 4,256
Accounts receivable                            7,769     8,108
Revenues in excess of billings                   891       349
Prepaid and other expenses                       666       579
                                             -------   -------
     Total Current Assets                     13,990    13,292

Equipment and Leasehold Improvements:
Computer hardware and software                 4,637     4,492
Office equipment                               2,306     2,288
Leasehold improvements                           862       862
                                             -------   -------
                                               7,805     7,642
Less accumulated depreciation                  3,550     3,242
                                             -------   -------
     Total Equipment and
       Leasehold Improvements                  4,255     4,400
                                             -------   -------

     Total Assets                            $18,245   $17,692
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                           Balance Sheets
              (in thousands, except per share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,   Dec. 31,
                                             1998        1997
                                         (unaudited)
Current Liabilities:
Accounts payable                             $ 1,473   $ 1,921
Accrued liabilities                            1,828     1,818
Deferred services and maintenance              3,527     2,662
Current portion of long-term debt                196       218
                                             -------   -------
     Total Current Liabilities                 7,024     6,619

Noncurrent Liabilities:
Long-term debt                                   466       443
Deferred services and maintenance                155       329
Deferred rent                                    300       304
                                              ------   -------
     Total Non-Current Liabilities               921     1,076
                                              ------   -------
     Total Liabilities                         7,945     7,695

Stockholders' Equity:
Preferred Stock, $.01 par value;
  2,000,000 shares authorized; none
    issued or outstanding                          -         -
Common stock, $.10 par value;
  25,000,000 shares authorized;
    shares issued: 8,630,910 in 1998
    and 8,622,029 in 1997                        863       862
Additional paid-in capital                    31,122    31,112
Accumulated deficit                          (12,633)  (12,925)
Treasury stock, at cost: 1,966,090 shares
  of common stock in 1998 and 1997            (9,052)   (9,052)
                                             -------   -------
Total Stockholders' Equity                    10,300     9,997
                                             -------   -------
Total Liabilities and Stockholders' Equity   $18,245   $17,692
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1998      1997
                                              ----      ----
Revenues:
Software license fees                       $2,107    $1,296
Services and maintenance                     5,123     2,825
Hardware and other                             235         2
                                             -----     -----
     Total Revenues                          7,465     4,123

Operating Expenses:
Cost of software license fees                   32        97
Cost of services and maintenance             3,724     2,896
Cost of hardware and other                     208         -
Product development                            698       943
Sales and marketing                          1,424     1,249
General and administrative                   1,118     1,267
                                             -----     -----
     Total Operating Expenses                7,204     6,452
                                             -----     -----
Income (loss) from operations                  261    (2,329)

Other income                                    31        74
                                             -----     -----
Net income (loss)                           $  292   $(2,255)
                                            ======    ======

Net income (loss) per share                 $ 0.04    $(0.34)

Shares used in computing net income
  (loss) per share                           6,988     6,591


See accompanying notes

                     CATALYST INTERNATIONAL, INC.

                      Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                             1998      1997
                                                             ----      ----
Operating Activities:
Net income (loss)                                        $   292     $(2,256)
Adjustments to reconcile net income (loss) to net
  Cash provided by (used in) operating activities:
     Depreciation and amortization                           308         275
     Compensation expense on stock options                     6           -
     Changes in operating assets and liabilities:
        Accounts receivable                                  339         213
        Prepaid and other expenses                           (87)        (18)
        Accounts payable                                    (448)       (408)
        Accrued liabilities                                   10        (354)
        Deferred services and maintenance                    691         237
        Revenues in excess of billings                      (542)         31
     Deferred rent                                            (4)         (5)
     Restructuring costs                                       -        (279)
     Income taxes                                              -          (3)
                                                         -------     -------
Total adjustments                                            273        (311)
                                                         -------     -------
Net cash provided by (used in) operating activities          565      (2,567)

Investing Activities:
Purchase of equipment and leasehold improvements            (148)       (253)
                                                         -------     -------
Net cash used in investing activities                       (148)       (253)

Financing Activities:
Payments on long-term debt                                   (14)        (13)
Proceeds from exercise of stock options                        5          21
Purchase of treasury stock                                     -      (1,073)
                                                         -------     -------
   Net cash used in financing activities                      (9)     (1,065)
                                                         -------     -------
Net increase (decrease) in cash                              408      (3,885)

Cash and cash equivalents at the beginning of period       4,256       9,321
                                                         -------     -------
Cash and cash equivalents at the end of the period       $ 4,664     $ 5,436
                                                         =======     =======

Noncash investing and financing activities:

During the first quarter of 1998, the Company acquired $14,760 of computer hardware under a capital lease.

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS
                          March 31, 1998
                           (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1997.

2. Net Income (Loss) Per Share of Common Stock

The Company has presented net income (loss) per share in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.

                                               March 31,
1998          1997
                                           ----         ----
                                             (in thousands)
DENOMINATOR
Denominator for basic earnings
  per share - weighted average
  common shares                           6,660        6,591
Effect of diluted securities -
  stock options and warrants                328            -
                                          -----        -----
Denominator for diluted earnings
  per share - adjusted weighted
  average common shares                   6,988        6,591
                                          =====        =====

In the first quarter of 1997, securities that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because their impact was antidilutive.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains statements identified as "the Company expects" or "the Company believes" or otherwise stated as the Company's predictions for the future, which are forward-looking statements and which involve certain risk factors. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and could adversely affect the Company's share price. Factors that might cause such a difference include, but are not limited to, those herein identified, those discussed in the Company's Registration Statement on Form SB-2 filed with the SEC and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues

The Company's total revenues for the first quarter of 1998 were $7.5 million, which represented an increase of 81.1% over first quarter 1997 total revenues of $4.1 million. The increase in total revenues for the three month period is due primarily to an increase in the number and size of projects sold, an increase in the price the Company charged for its services and a greater base of installed customers who provided services agreement revenues.

International revenues were $832,000 in the first quarter of 1998, which represented a decrease of 24.4% from first quarter 1997 international revenues of $1.1 million. International revenues represented 11.1% of total revenues for the first quarter of 1998 compared to 26.9% in the same period of 1997. The decrease in international revenues from 1997 to 1998 is due to the completion of several international projects in 1997. The decrease in international revenues as a percentage of total year to date revenues is due, in general, to the lower international revenues in the period coupled with higher US revenues.


Software License Fees

The first quarter of 1998 software license fee revenues of $2.1 million represented an increase of 62.6% from the first quarter of 1997 software license fee revenues of $1.3 million, and is attributable to the increased number of low modification projects closed in the first quarter of 1998 as well as a strong backlog of projects from 1997.


Services and Maintenance

Services and maintenance revenues increased 81.3% to $5.1 million in the first quarter of 1998, up from $2.8 million in the first quarter of 1997. The components of services and maintenance revenues as a percentage of total revenues in the first quarter of 1998 were 18.3% for software modifications, 32.0% for professional services and 18.3% for maintenance agreements compared with 17.1%, 33.1% and 18.3%, respectively, in the first quarter of 1997. Services and maintenance revenues increased in the first quarter due to the combined effect of an increased number of Catalyst WMS implementations, rollouts of additional sites, upgrades to new releases of Catalyst WMS, renewals of maintenance agreements, and an increase in the Company's rate it charges for services.


Hardware and Other

Hardware and other revenues increased to $235,000 in the first quarter of 1998 from $2,000 during the same period of 1997. The increase is due to the Company's decision to offer hardware products in situations where customers want a turnkey solution.


Cost of Software License Fees

In the first quarter of 1998, cost of software license fees decreased 67.0% to $32,000 from $97,000 in the same period of 1997. This cost represents third party software purchased and resold by the Company, and the decrease was due to lower third party software sales in the first quarter of 1998. This mix will change from quarter to quarter.


Cost of Services and Maintenance

The cost of services and maintenance increased 28.6% to $3.7 million in the first quarter of 1998 from $2.9 million for the first quarter of 1997. The cost of services and maintenance increased due to the higher volume of service work delivered during the period. As a percentage of the related sales, the cost of services and maintenance declined from 102.5% of sales for the first quarter of 1997 to 72.7% of sales for the current quarter, reflecting the higher prices the Company charged for its services as well as efficiencies realized in the current delivery of these services. There were 167 employees in services and maintenance at March 31, 1998 compared to 165 employees at March 31, 1997.

Product Development

Product development expenses as a percentage of total revenues for the first quarter of 1998 decreased to 9.4% from 22.9% in the first quarter of 1997. Actual product development expenses were $698,000 in the first quarter of 1998, compared to $943,000 in the first quarter of 1997, representing a decrease of 26.0%. The decrease in product development costs was primarily due to the reorganization which occurred in the first quarter of 1997, the effects of which may also be seen in future periods. The Company continues to expense all software development costs as product development expenditures as incurred. The decrease in product development as a percentage of revenues is also due to the increase in revenues in 1998. The product development staff consisted of 28 employees at March 31, 1998 and 55 employees at March 31, 1997.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the first quarter of 1998 decreased to 19.1% from 30.3% in the first quarter of 1997. Actual sales and marketing expenses increased to $1.4 million in the first quarter of 1998 from $1.2 million in the first quarter of 1997. The decrease in sales and marketing expenses as a percentage of total revenues in the first quarter of 1998 is due to the large increase in revenues over the comparable quarter. The increase in actual sales and marketing expense was primarily due to higher sales commissions in the first quarter of 1998. There were 34 and 28 sales and marketing employees at March 31, 1998 and March 31, 1997, respectively.


General and Administrative

General and administrative expenses as a percentage of total revenues for the first quarter of 1998 decreased to 15.0% from 30.7% in the first quarter of 1997. Actual general and administrative expenses decreased to $1.1 million in the first quarter of 1998 from $1.3 million in the first quarter of 1997. The decrease in general and administrative expenses as a percentage of revenue is due to the higher level of revenues in

1998. Actual expenses have also declined as a result of cost control efforts. Expenses for the first quarter of 1998 include a $150,000 reserve for the restructuring of the Company's international offices. There were 20 and 26 employees in general and administrative roles at March 31, 1998 and March 31, 1997, respectively.


Other Income and Expense

Interest income for the first quarter of 1998 was $35,000, offset by $10,000 of interest on equipment leases and $6,000 of other income compared to $78,000 of interest income offset by $4,000 of interest expense in the first quarter of 1997. The decrease in interest income was due to lower cash levels in the first quarter of 1998 as the Company's operating cash needs increased from the first quarter of 1997. Interest expense in the first quarter of 1998 has increased compared to the first quarter of 1997 due to new computer equipment leases entered into in the second half of 1997.


Income Tax Expense

No federal and state tax expense was recorded for the quarter ended March 31, 1998 due to the Company's federal and state net operating loss position. No deferred tax expense has been recorded in the quarter ended March 31, 1998 as the Company continues to record a valuation allowance to reserve for the net deferred tax assets.


Liquidity and Capital Resources

Net cash provided by operating activities was $565,000 for the three months ended March 31, 1998, compared to $2.6 million used during the three months ended March 31, 1997. The increase in net cash provided by operations in the first three months of 1998 from the first three months of 1997 is due primarily to the net loss incurred for the quarter ended March 31, 1997, compared to net income for the first quarter of 1998.

The decrease in cash used for investing activities from $253,000 during the three months ended March 31, 1997 to $163,000 during the three months ended March 31, 1998 was due to decreased equipment and leasehold improvement purchases. This number is decreasing because the Company upgraded much of its equipment through capital leases during the second half of 1997.

Financing activities generated cash of $6,000 in the first three months of 1998 compared to $1.1 million used in the first three months of 1997. The cash used in the first quarter of 1997 for financing activities was due to the repurchase of approximately 226,000 shares of the Company's common stock from the Company's former president and chief executive officer for $1.1 million.

As of March 31, 1998, the Company had $4.7 million in cash, cash equivalents and short-term investments, which consists primarily of money market funds and commercial paper. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of March 31, 1998, there were no amounts outstanding under the Revolving Credit Facility.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, the financing of anticipated growth and possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, and available line of credit, along with anticipated cash generated from operations, will be sufficient to satisfy its cash requirements for at least the next 12 months.

PART II.     OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number   Description
     27          Financial Data Schedule

     (b)    Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1998.

                          SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated:  May   , 1998               By: /s/ Sean P. McGowan
                                       --------------------------
                                   Sean P. McGowan
                                   President and Chief Executive
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated: May   , 1998                By: /s/ Thomas G. Hickinbotham
                                       --------------------------
                                   Thomas G. Hickinbotham
                                   Vice President and Chief
                                   Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.