Form 10QSB
period 1998-07-31
CATALYST INTERNATIONAL INC
filed 1998-08-13
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 7, 1998, 6,784,502 shares of the issuer's common stock were outstanding.


This report contains 17 pages.  There is 1 exhibit.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX


                                                        Page No.
PART I.   Financial Information

 Item 1.  Financial Statements:

          Balance Sheets - June 30, 1998
            and December 31, 1997  . . . . . . . . . . .   3

          Statements of Operations - Three months
            ended June 30, 1998 and 1997 . . . . . . . .   5

          Statements of Operations - Six months
            ended June 30, 1998 and 1997 . . . . . . . .   6

          Statements of Cash Flows - Six months
            ended June 30, 1998 and 1997 . . . . . . . .   7

          Notes to Financial Statements  . . . . . . . .   8

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation  . . . . . . . . . . . . .   9

 Item 4.  Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . .  15

PART II.  Other Information:

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . .  16

          Signatures . . . . . . . . . . . . . . . . . .  17

PART I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements

                     CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS


                                           June 30,  Dec. 31,
                                             1998       1997
                                         (unaudited)
                                         ---------------------
Current Assets:
Cash and cash equivalents                    $ 5,144   $ 4,256
Accounts receivable                            7,942     8,108
Revenues in excess of billings                 1,217       349
Prepaid and other assets                         574       579
                                             -------   -------
     Total Current Assets                     14,877    13,292

Equipment and Leasehold Improvements:
Computer hardware and software                 4,703     4,492
Office equipment                               2,309     2,288
Leasehold improvements                           862       862
                                             -------   -------
                                               7,874     7,642
Less accumulated depreciation                  3,874     3,242
                                             -------   -------
     Total Equipment and
       Leasehold Improvements                  4,000     4,400
                                             -------   -------

Total Assets                                 $18,877   $17,692
                                             =======   =======

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                (in thousands, except share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,    Dec. 31,
                                             1998         1997
                                         (unaudited)
                                         ----------------------
Current Liabilities:
Accounts payable                             $ 1,838    $ 1,921
Accrued liabilities                            1,614      1,818
Deferred services and maintenance              3,362      2,662
Current portion of long-term debt                244        218
                                             -------    -------
     Total Current Liabilities                 7,058      6,619

Noncurrent Liabilities:
Long-term debt                                   352        443
Deferred services and maintenance                190        329
Deferred rent                                    295        304
                                              ------    -------
     Total Non-Current Liabilities               837      1,076
                                              ------    -------
     Total Liabilities                         7,895      7,695

Stockholders' Equity:
Preferred stock, $.01 par value;
  2,000,000 shares authorized; none
  issued or outstanding                            -          -
Common stock, $.10 par value;
  25,000,000 shares authorized;
     shares issued: 8,728,145 in 1998
     and 8,622,029 in 1997                       873        862
Additional paid-in capital                    31,348     31,112
Accumulated deficit                          (12,187)   (12,925)
Treasury stock, at cost: 1,966,090 shares
  of common stock in 1998 and 1997            (9,052)    (9,052)
                                             -------    -------
Total Stockholders' Equity                    10,982      9,997
                                             -------    -------
Total Liabilities and Stockholders' Equity   $18,877    $17,692
                                             =======    =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three Months Ended
                                                 June 30,
                                            ------------------
                                              1998      1997
                                              ----      ----
Revenues:
Software license fees                       $ 1,662   $ 1,812
Services and maintenance                      5,278     3,169
Hardware and other                              881        52
                                            -------   -------
     Total Revenues                           7,821     5,033

Operating Expenses:
Cost of license fees                            128       188
Cost of services and maintenance              3,446     3,363
Cost of hardware and other                      680         -
Product development                             866       615
Sales and marketing                           1,447     1,371
General and administrative                      848     1,004
                                            -------   -------
     Total Operating Expenses                 7,415     6,541
                                            -------   -------
Income (loss) from operations                   406    (1,508)

Other income                                     41        54
                                            -------   -------
Net income (loss)                           $   447   $(1,454)
                                            =======   =======

Net income (loss) per share
     Basic                                  $  0.07   $ (0.22)
     Diluted                                $  0.06   $ (0.22)

Shares used in computing net
  income (loss) per share                     7,426     6,633


See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                             Six Months Ended
                                                 June 30,
                                            ------------------
                                              1998      1997
                                              ----      ----
Revenues:
Software license fees                       $ 3,770   $ 3,045
Services and maintenance                     10,400     5,994
Hardware and other                            1,116       116
                                            -------   -------
     Total Revenues                          15,286     9,155

Operating Expenses:
Cost of license fees                            160       285
Cost of services and maintenance              7,172     6,259
Cost of hardware and other                      887         -
Product development                           1,563     1,557
Sales and marketing                           2,872     2,619
General and administrative                    1,965     2,272
                                            -------   -------
     Total Operating Expenses                14,620    12,992
                                            -------   -------
Income (loss) from operations                   667    (3,837)

Other income                                     72       128
                                            -------   -------
Net income (loss)                           $   739   $(3,709)
                                            =======   =======

Net income (loss) per share
     Basic                                  $  0.11   $ (0.56)
     Diluted                                $  0.10   $ (0.56)

Shares used in computing net
  Income (loss) per share                     7,293     6,612


See accompanying notes

                     CATALYST INTERNATIONAL, INC.

                      Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                            Six months ended
                                                                June 30,
                                                           ------------------
                                                             1998      1997
                                                             ----      ----
Operating Activities:
Net income (loss)                                         $  739    $(3,709)
Adjustments to reconcile net loss to net
  cash used by operating activities:
     Depreciation and amortization                           632        572
     Compensation expense on stock options                    12          -
Gain on disposal of equipment                                  -        (12)
Changes in operating assets and liabilities:
     Accounts receivable                                     166       (760)
     Prepaid expenses and other assets                         5        (52)
     Accounts payable                                        (83)      (256)
     Deferred services and maintenance                       561      1,696
     Restructuring costs                                       -       (441)
     Deferred rent                                            (9)       (10)
     Deferred software license fees                         (868)       170
     Income taxes                                              -        272
     Accrued liabilities                                    (204)       (56)
                                                         -------    -------
Total adjustments                                            212      1,123
                                                         -------    -------
Net cash provided by (used in) operating activities          951     (2,586)

Investing Activities:
Purchase of equipment and leasehold improvements            (232)      (517)
                                                         -------    -------
Net cash used in investing activities                       (232)      (517)

Financing Activities:
Payments on long-term debt                                   (65)       (26)
Proceeds from stock options exercised                        234         36
Purchase of treasury stock                                     -     (1,073)
                                                         -------    -------
Net cash provided by (used) in financing activities          169     (1,063)
                                                         -------    -------
Net increase (decrease) in cash                              888     (4,166)

Cash and cash equivalents at beginning of period           4,256      9,321
                                                         -------    -------
Cash and cash equivalents at end of period               $ 5,144    $ 5,155
                                                         =======    =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS
                          June 30, 1998
                           (Unaudited)



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1997 and June 30, 1998 financial statements have been reclassified to conform to the 1998 presentation. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997.

2. Net Income (Loss) Per Share of Common Stock

The Company has presented net income (loss) per share in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.

                                     For the             For the
                                   Three Months         Six Months
                                  ended June 30,      ended June 30,
                                  1998     1997       1998     1997
                                  ----     ----       ----     ----
                                  (in thousands)      (in thousands)
Denominator
-----------
Denominator for basic earnings
  per share - weighted average
  common shares                   6,727    6,633      6,702    6,612
Effect of diluted securities -
  stock options and warrants        699        -        591        -
                                  -----    -----      -----    -----
Denominator for diluted
  earnings per share -
  adjusted weighted average
  common shares                   7,426    6,633      7,293    6,612

In the second quarter of 1997, securities that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because their impact was antidilutive.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains statements identified as "the Company expects" or "the Company believes" or otherwise stated as the Company's predictions for the future, which are forward-looking statements and which involve certain risk factors. The Company's actual results may differ materially from the results discussed in the forward-looking statements and could adversely affect the Company's share price. Factors that might cause such a difference include, but are not limited to, those herein identified, those discussed in the Company's Registration Statement on Form SB-2, filed with the SEC and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues

The Company's total revenues for the second quarter of 1998 were $7.8 million, which represented an increase of 55.4% over second quarter 1997 total revenues of $5.0 million. For the first six months of 1998, total revenues were $15.3 million, up 67.0%, over 1997 total revenues of $9.2 million for the same period.
Revenues for the second quarter of 1998 increased over the first quarter of 1998 revenues of $7.5 million by 4.8%, or $356,000, due to an increased focus on third party software and hardware sales and increased professional services revenues.

International revenues were $1.0 million in the second quarter of 1998, which represented an increase of 17.8% over second quarter 1997 international revenues of $889,000. International revenues represented 13.4% of total revenues for the second quarter of 1998 compared to 17.7% in the same period of 1997. The increase in international revenues from 1997 to 1998 is due to an increase in service agreement revenues resulting from more installed customers.


Software License Fees

The second quarter of 1998 software license fee revenues of $1.7 million represented a decrease of 8.3% from the second quarter of 1997 software license fee revenues of $1.8 million. Second quarter 1998 license fee revenue decreased by 21.1% over the first quarter of 1998 license fee revenues of $2.1 million. For the first six months of 1998, license fee revenues increased by $725,000 or 23.8% over 1997 license fee revenues of $3.0 million for the same period. The decrease shown in the current quarter was primarily the result of one customer's delay in project implementation. While work on this project continues, the pace has slowed considerably, impacting on the recognition of the license fee revenue.


Services and Maintenance

Services and maintenance revenues increased 66.6% to $5.3 million in the second quarter of 1998, up from $3.2 million in the second quarter of 1997. For the six month period, services and maintenance revenues were $10.4 million, an increase of 73.5% over $6.0 million for the first six months of 1997. The increases are attributable to an increased number of installations, higher service rates and an increased number of installed customers paying maintenance fees. The components of services and maintenance revenues as a percentage of total services and maintenance revenues in the second quarter of 1998 were 21.4% for software modifications, 53.3% for professional services and 25.3% for maintenance agreements compared with 34.5%, 38.3% and 27.2%, respectively, in the second quarter of 1997. The Company believes that the increase in professional services revenues as a percentage of total services and maintenance revenues is attributable to the increased rate the Company is now charging for these services. The decrease in modification revenues as a percentage of total services and maintenance revenues is due to fewer modifications to the Catalyst WMS performed during second quarter of 1998 versus the second quarter of 1997. The Company expects this trend to continue as the implementation of new versions of the Catalyst WMS should require fewer modifications.


Hardware and Other

Hardware and other revenues were not a material percentage of total revenues during the first half of 1997; however, this has changed in more recent periods due to the Company's decision to sell selected hardware items to meet certain customers' demand. The Company does not expect to inventory hardware but expects to sell hardware on a selective basis. Hardware sales were $235,000 and $881,000 in the first and second quarters of 1998, respectively. Hardware sales amounted to 7.3% of total revenues for the first half of 1998.


Cost of Software License Fees

In the second quarter of 1998, cost of software license fees decreased by 31.9% to $128,000 from $188,000 in the same period of 1997. Year to date cost of software license fees decreased by 43.9% to $160,000 in 1998 from $285,000 in 1997.

This decrease in cost of software license fees results from the Company's increased focus on sales of third party database software, which provides higher profit margins. The
Company expects this cost to remain consistent as a percentage of sales in future periods.


Cost of Services and Maintenance

Cost of services and maintenance increased by $83,000, or 2.5%, in the second quarter of 1998 compared to the second quarter of 1997. Year to date cost of services and maintenance increased 14.6%, or $913,000, to $7.2 million in 1998, from $6.3 million for the same period of 1997. For both the quarter and six months, the increased costs were reflective of the Company's higher volume of business. Cost of services and maintenance was 69% of revenues for the six months ended June 30, 1998 compared to 104% of revenues for the six months ended June 30, 1997. This improvement was the result of cost control efforts coupled with higher service rates the Company is now charging for services. There were 166 employees in services and maintenance at June 30, 1998 and 1997.


Product Development

Product development expenses as a percentage of total revenues for the second quarter of 1998 decreased to 11.1% from 12.2% in the second quarter of 1997. Actual product development expenses were $866,000 in the second quarter of 1998 compared to $615,000 in the second quarter of 1997, representing an increase of 40.8%. The decrease in product development expense as a percentage of sales was due to the high increase in revenue for this quarter compared to the same period last year. The increase in product development costs is due to an increased focus on new product development. The Company plans to continue this increased focus into future periods.

The Company continues to expense all software development costs as product development expenditures as incurred. The product development staff consisted of the equivalent of 30 full-time employees at June 30, 1998 and 30 employees at June 30, 1997.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the second quarter of 1998 decreased to 18.5% from 27.2% in the second quarter of 1997. Actual sales and marketing expenses were $1.4 million for both the second quarters of 1998 and 1997. The decrease in sales and marketing expenses as a percentage of total revenues in the second quarter of 1998 is due to substantially higher revenues in the second quarter of 1998. There were 28 and 33 sales and marketing employees at June 30, 1998 and June 30, 1997, respectively. The reason for the drop in employees in the current quarter was the closing of sales offices in several foreign countries. Instead of using direct sales in these markets, the Company will maintain its local presence through the use of Value Added Resellers (VARs). This VAR method has been very successful for the Company in Italy and has lower costs associated with it. This VAR method, combined with closing the sales offices, gives the Company the potential to reduce costs while increasing sales opportunities in these countries.


General and Administrative

General and administrative expenses as a percentage of total revenues for the second quarter of 1998 decreased to 10.8% from 19.9% in the second quarter of 1997. Actual general and administrative expenses decreased 15.5% to $848,000 in the second quarter of 1998 from $1.0 million in the second quarter of 1997. For the six month period general and administrative expenses were $2.0 million for 1998 compared to $2.3 million for 1997.
The reduction in expenses in 1998 is the result of cost containment efforts initiated in the second half of 1997.

At March 31, 1998, the Company reserved $150,000 for the restructuring of its international offices. The majority of this restructuring has now been accomplished, thus $100,000 of that general reserve was reversed in the second quarter.

There were 21 employees in general and administrative roles at June 30, 1998 and 1997, respectively.

Other Income and Expense

Interest income for the second quarter of 1998 was $58,000, offset by $17,000 of interest and other expenses compared to $62,000 of interest income offset by $8,000 of interest and other expenses in the second quarter of 1997. The decrease in other income was due to higher interest expense in 1998, which was a result of new capital leases the Company entered into when it upgraded much of its computer hardware in the second half of 1997.


Income Tax Expense

No federal or state tax expense was recorded for the quarter or six month period ended June 30, 1998 due to the Company's federal and state net operating loss position. No deferred tax expense has been recorded in the quarter or six month period ended June 30, 1998 as the Company continues to record a valuation allowance to reserve in full for the net deferred tax assets.


Liquidity and Capital Resources

Net cash provided by operating activities was $951,000 for the six months ended June 30, 1998, compared to $2.6 million used during the same period in 1997. The increase in net cash provided by operations in the first six months of 1998 from the first six months of 1997 is due primarily to the net loss incurred for the quarter ended June 30, 1997, compared to net income for the first six months of 1998.

The decrease in cash used for investing activities to $232,000 during the six months ended June 30, 1998 from $517,000 during the six months ended June 30, 1997 was due to decreased equipment and leasehold improvement purchases. This number is decreasing because the Company upgraded much of its equipment through capital leases during the second half of 1997.

Financing activities generated cash of $169,000 in the first six months of 1998 compared to $1.1 million used in the first six months of 1997. The cash used in the first six months of 1997 for financing activities was due to the repurchase of approximately 226,000 shares of the Company's common stock from the Company's former president and chief executive officer for $1.1 million.As of June 30, 1998, the Company had $5.1 million in cash, cash equivalents and short-term investments, which consisted primarily of money market funds and commercial paper. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million. As of June 30, 1998, there were no amounts outstanding under the Revolving Credit Facility.

Accounts receivable was $7.9 million as of June 30, 1998. This compares to $8.1 million at December 31, 1997 and $6.7 million as of June 30, 1997. The increase in receivables over the prior year is due to the higher volume of business in 1998. The decrease from the December 31, 1997 balance is due to improved collections. At June 30, 1998, the Company has reserves for doubtful accounts of $350,000 and feels it has adequately provided for any risks.

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


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1998 Annual Meeting of Stockholders was held on Monday, April 27, 1998. At the meeting, the first matter acted upon by the stockholders was the re-election of Roy J. Carver as a Class III Director for a three-year term expiring at the 2001 Annual Meeting of Stockholders and until his successor is duly qualified and elected. The terms of all other then-serving directors continued after the meeting, including Douglas B. Coder, James F. Goughenour, Sean P. McGowan, and Terrence L. Mealy. As of March 31, 1998, record date for the Annual Meeting, 6,663,071 shares of Common Stock were outstanding and eligible to vote. Of the 5,926,306 shares of Common Stock voted at the meeting, in person or by proxy, 5,907,531 were for the re-election and 18,775 abstained from voting for the election of Mr. Carver.

The second matter acted upon by the stockholders was the ratification of the appointment by the Company's Audit Committee of Ernst & Young LLP as the Company's independent auditors for 1998. Of the 6,663,071 shares of Common Stock outstanding and eligible to vote, 5,914,031 were voted in favor of the ratification, 2,600 were voted against the ratification and 8,375 abstained from a vote on the ratification.

No other matters were brought before the meeting for a stockholder vote.


PART II.     OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number   Description
     27          Financial Data Schedule

     (b) Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1998.

                          SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated:  August 13, 1998            By: /s/ Sean P. McGowan
                                       --------------------------
                                   Sean P. McGowan
                                   President and Chief Executive
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated: August 13, 1998             By: /s/ Thomas G. Hickinbotham
                                       --------------------------
                                   Thomas G. Hickinbotham
                                   Vice President Finance and
                                   Administration, Chief
                                   Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.