Form 10QSB
period 1998-09-30
CATALYST INTERNATIONAL INC
filed 1998-11-13
CIK 915508

United States
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 6, 1998, 7,026,611 shares of the issuer's common stock were outstanding.

This report contains 20 pages.  There is 1 exhibit.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-QSB

                              INDEX

                                                       Page No.
                 PART I.   Financial Information

  Item 1. Financial Statements:

          Balance Sheets - September 30, 1998 and
            December 31, 1997 ............................ 3

          Statements of Operations - Three months
            ended September 30, 1998 and 1997 ............ 5

          Statements of Operations - Nine months
            ended September 30, 1998 and 1997 ............ 6

          Statements of Cash Flows - Nine months
             ended September 30, 1998 and 1997 ........... 7

          Notes to Financial Statements................... 8

 Item 2.  Management's Discussion and Analysis or
            Plan of Operation ............................ 10

                  PART II.  Other Information:

  Item 2. Changes in Securities and Use of Proceeds....... 19

  Item 6. Exhibits and Reports on Form 8-K ............... 19

          Signatures ..................................... 20

                 PART I.   FINANCIAL INFORMATION:

Item 1. Financial Statements


                  CATALYST INTERNATIONAL, INC.

                         Balance Sheets
                         (in thousands)

                             ASSETS


                                           Sept. 30,    Dec. 31,
                                                1998        1997
                                          (unaudited)
Current Assets:
Cash and cash equivalents                    $ 6,573     $ 4,256
Accounts receivable                            9,198       8,108
Software revenues in excess of billings          502         349
Prepaid and other assets                         475         579
                                             -------     -------
     Total Current Assets                     16,748      13,292

Equipment and Leasehold Improvements:
Computer hardware and software                 4,870       4,492
Office equipment                               2,323       2,288
Leasehold improvements                           871         862
                                             -------     -------
                                               8,064       7,642

Less accumulated depreciation                  4,191       3,242
                                             -------     -------
     Total Equipment and
       Leasehold Improvements                  3,873       4,400

Other Assets                                   2,142           -
                                             -------     -------
     Total Assets                            $22,763     $17,692
                                             =======     =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                           Balance Sheets
                 (in thousands, except share data)

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                            Sept. 30,    Dec. 31,
                                                 1998        1997
                                          (unaudited)
Current Liabilities:
Accounts payable                              $2,537     $1,921
Accrued liabilities                            1,758      1,818
Deferred services and maintenance              3,913      2,662
Current portion of long-term debt                194        218
                                              ------     ------
     Total Current Liabilities                 8,402      6,619

Noncurrent Liabilities:
Long-term debt                                   358        443
Deferred service and maintenance                 190        329
Deferred rent                                    290        304
                                              ------     ------
     Total Non-Current Liabilities               838      1,076
                                              ------     ------
     Total Liabilities                         9,240      7,695

Stockholders' Equity:
Preferred stock, $.01 par value;
  2,000,000 shares authorized;
  none issued or outstanding                       -          -
Common stock, $.10 Par Value;
  25,000,000 shares authorized;
  shares issued: 8,872,076 in 1998
  and 8,613,431 in 1997                          887        862

Additional paid-in capital                    32,444     31,112
Accumulated deficit                          (11,301)   (12,925)
Treasury stock, at cost: 1,851,392
  and 1,966,090 shares of common stock
  in 1998 and 1997, respectively              (8,507)    (9,052)
                                             -------    -------
Total Stockholders' Equity                    13,523      9,997
                                             -------    -------
Total Liabilities and Stockholder's Equity   $22,763    $17,692
                                             =======    =======

See accompanying notes


                   CATALYST INTERNATIONAL, INC.

                      Statements of Operations
              (in thousands, except per share amounts)
                            (unaudited)


                                            Three Months Ended
                                               September 30,
                                              1998       1997
Revenues:
Software license fees                       $2,311     $1,775
Services and maintenance                     5,179      4,118
Hardware and other                           1,329        259
                                            ------     ------
     Total Revenues                          8,819      6,152

Operating Expenses:
Cost of license fees                           187          5
Cost of services and maintenance             3,695      3,700
Cost of hardware and other                   1,064        230
Product development                            814        568
Sales and marketing                          1,184      1,405
General and administrative                   1,047        933
                                            ------     ------
     Total Operating Expenses                7,991      6,841
                                            ------     ------
Income (loss) from operations                  828       (689)

Other income                                    57         52
                                            ------     ------
Net income (loss)                           $  885     $ (637)
                                            ======     ======

Net income (loss) per share
     Basic                                  $ 0.13     $(0.10)
     Diluted                                $ 0.12     $(0.10)


See accompanying notes


                     CATALYST INTERNATIONAL, INC.

                       Statements of Operations
              (in thousands, except per share amounts)
                            (unaudited)


                                               Nine Months Ended
                                                  September 30,
                                                1998        1997
Revenues:
Software license fees                        $ 6,081     $ 4,819
Services and maintenance                      15,580      10,112
Hardware and other                             2,445         375
                                             -------     -------
     Total Revenues                           24,106      15,306

Operating Expenses:
Cost of license fees                             347         290
Cost of services and maintenance              10,867       9,959
Cost of hardware and other                     1,951         230
Product development                            2,377       2,125
Sales and marketing                            4,055       4,024
General and administrative                     3,014       3,204
                                             -------     -------
     Total Operating Expenses                 22,611      19,832
                                             -------     -------
Income (loss) from operations                  1,495      (4,526)
Other income                                     129         180
                                             -------     -------

Net income (loss)                            $ 1,624     $(4,346)
                                             =======     =======

Net income (loss) per share
     Basic                                   $  0.24     $ (0.66)
     Diluted                                 $  0.22     $ (0.66)


See accompanying notes


                    CATALYST INTERNATIONAL, INC.

                     Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                           Nine months ended
                                                              September 30,
                                                           1998        1997
Operating Activities:
Net income (loss)                                       $ 1,624     $(4,346)
Adjustments to reconcile net income (loss)
  to net cash provided by (used by)
  operating activities:
Depreciation and amortization                               973         851
Compensation expense on stock options                        19          33
Loss on disposal of equipment                                 -         (21)
Changes in operating assets and liabilities:
     Accounts receivable                                 (1,011)     (1,687)
     Prepaid and other expenses                             112         151
     Accounts payable                                       397         (54)
     Accrued liabilities                                   (455)        596
     Deferred services and maintenance                    1,112       2,073
     Deferred software license fees                        (153)       (147)
     Deferred rent                                          (14)        (14)
     Restructuring costs                                      -        (482)
                                                         ------       -----
Total adjustments                                           980       1,299
Net cash provided by (used in) operating activities       2,604      (3,047)

Investing Activities:
Purchase of equipment and leasehold improvements           (422)       (717)
Other                                                        10         -
                                                         ------       -----
Net cash used in investing activities                      (412)       (717)

Financing Activities:
Payments on long-term debt                                 (185)         (1)
Proceeds from stock options exercised                       310          18
Purchase of treasury stock                                    -      (1,073)
                                                         ------       -----
   Net cash provided by (used in)financing activities       125      (1,056)
                                                         ------       -----
Net increase (decrease) in cash                           2,317      (4,820)

Cash and cash equivalents at the beginning of period      4,256       9,321
                                                         ------       -----
Cash and cash equivalents at the end of the period       $6,573      $4,501
                                                         ======      ======

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                  Notes To Financial Statements
                       September 30, 1998
                           (Unaudited)



1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. annual report on Form 10-KSB for the year ended December 31, 1997.

2. Net Income (Loss) Per Share of Common Stock

The Company has presented net income (loss) per share information in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.

                                    For the              For the
                                  Three Months         Nine Months
                                 ended Sept. 30,     ended Sept. 30,
                                  1998     1997       1998     1997
                                  ----     ----       ----     ----
                                  (in thousands)      (in thousands)
Denominator
-----------
Denominator for basic earnings
  per share - weighted average
  common shares                   6,780    6,644      6,723    6,623
Effect of diluted securities -
  stock options and warrants        597        -        594        -
                                  -----    -----      -----    -----
Denominator for diluted
  earnings per share -
  adjusted weighted average
  common shares                   7,377    6,644      7,317    6,623

3. Acquisition of Kearney Systems, Inc. (KSI)

During the third quarter of 1998, the Company acquired all of the outstanding shares of KSI, a business with an NT based warehouse management system. The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to assets purchased and liabilities assumed based upon fair values at the date of acquisition. The results of operations of the acquired business have been included in the Company's consolidated financial statements from its acquisition date. Pro forma results of operations have not been presented because the efforts of this organization were not significant. Aggregate consideration for this acquisition was approximately $1.6 million, consisting of 143,372 shares of the Company's common stock held in treasury, of which 28,674, or 20%, are held in escrow.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion contains statements which are identified by use of the phrases "the Company expects" or "the Company believes" or which are otherwise stated as the Company's predictions for the future. The Company's actual results may differ materially from the results discussed in these forward-looking statements and could adversely affect the Company's share price. Factors that might cause such a difference include, but are not limited to, those herein identified, those discussed in the Company's Registration Statement on Form SB-2 filed with the SEC, and other factors identified from time to time as risks in the Company's reports filed with the SEC.


Total Revenues

The Company's total revenues for the third quarter of 1998 were $8.8 million, which represented an increase of 43.4% over third quarter 1997 total revenues of $6.2 million. For the first nine months of 1998, total revenues were $24.1 million, representing an increase of 57.5% over 1997 total revenues of $15.3 million for the same period. The increase in total revenues for the third quarter is due, in part, to increased software license fee revenue, renewed focus on third party hardware and software sales, and renewals of maintenance agreements. The increase in revenues for the comparative nine month period is due to the increased level of new business, higher prices being charged for services and a longer base of installed customers renewing support agreements.

International revenues were $1.0 million, representing 11.5% of total revenues, for the third quarter of 1998 compared to revenues of $887,000, representing 14.4% of total revenue, for the same period of 1997. Total international revenues were $3.6 million and $2.9 million for the first nine months of 1998 and 1997, respectively. For the first nine months of 1998, international revenues represented 15.1% of total revenues as compared to 18.9% for the first nine months of 1997. This decrease in international revenues as a percentage of total year to date revenues is due to the lower level of total sales in 1997, since the dollar value of international revenues are up

28% on a year to date basis.


Software License Fees

Third quarter 1998 software license fee revenues of $2.3 million represented an increase of 30.2% over third quarter 1997 software license fee revenues of $1.8 million. For the first nine months of 1998, total software license fee revenues were $6.1 million, an increase of 26.2% compared to 1997 software license revenues of $4.8 million for the same period. The revenue increase is the result of the overall increased level of business recorded by the Company.


Services and Maintenance

Services and maintenance revenues increased 25.8% to $5.2 million in the third quarter of 1998, up from $4.1 million in the third quarter of 1997. The components of services and maintenance revenues as a percentage of total revenues in the third quarter of 1998 were 14.2% for software modifications, 55.0% for professional services and 30.8% for maintenance agreements compared with 27.5%, 22.1% and 17.4%, respectively, in the third quarter of 1997. For the first nine months of 1998, total services and maintenance revenues were $15.6 million, representing a 54.1% increase over the first nine months of 1997 service and maintenance revenues of $10.1 million. Services and maintenance revenues increased in the third quarter and year to date periods due primarily to the increased level of business recorded by the Company, the increased rates being charged for its services and a larger base of installed customers now on maintenance contracts.


Hardware and Other

Total hardware and other revenue for the third quarter were $1.3 million and $259,000 for 1997. For the first nine months of 1998, total hardware and other revenues were $2.4 million as compared to $375,000 for the same period in 1997. The increase in hardware and other revenue is primarily due to an increased focus on the resale of hardware to meet certain customers' demand.


Cost of Software License Fees

In the third quarter of 1998, cost of software license fees increased to $187,000 in 1998 from $5,000 in the same period of 1997. For the first nine months of 1998, total cost of software license fees was $347,000, an increase of 19.7% from total cost of software license fees of $290,000 for the first nine months of 1997. Total cost of software license fees increased in the third quarter of 1998 due to the higher license fee revenues coupled with a higher mix of third party software, which has a higher cost.


Cost of Services and Maintenance

The cost of services and maintenance remained constant at $3.7 million in the third quarters of 1998 and 1997. For the first nine months of 1998, total cost of services and maintenance was $10.9 million, representing a 9.1% increase over total cost of services and maintenance of $10.0 million for the first nine months of 1997. The cost of services and maintenance has increased in 1998 due to increased revenues. The number of employees in services and maintenance increased to 177 at September 30, 1998 from 164 at September 30, 1997 due to the increased level of work being performed.


Product Development

Product development expenses as a percentage of total revenues for the third quarters of 1998 and 1997 remained constant at 9.2%. Actual product development expenses were $814,000 in the third quarter of 1998 compared to $568,000 in the third quarter of 1997. For the first nine months of 1998, product development expenses as a percentage of total revenues decreased to 9.9% from 13.9% for the same period in 1997. For the first nine months of 1998, actual product development expenses were $2.4 million, compared to $2.1 million for the same period in 1997, representing an increase of 11.9%.

The increase in product development costs when compared with the same period in 1997 is primarily due to more focus on the Company's new NT product and continued efforts to improve the Company's existing WMS product. The product development staff consisted of 33 and 28 employees at September 30, 1998 and September 30, 1997, respectively.


Sales and Marketing

Sales and marketing expenses as a percentage of total revenues for the third quarter of 1998 decreased to 13.4% from 22.8% in the third quarter of 1997. For the first nine months of 1998, sales and marketing expenses as a percentage of total revenues decreased to 16.8% from 26.3% for the same period in 1997.
Actual sales and marketing expenses decreased 15.7% in the third quarter of 1998 to $1.2 million from $1.4 million in the third quarter of 1997. For the first nine months of 1998, actual sales and marketing expenses were $4.1 million, compared with $4.0 million for the same period in 1997, representing an increase of 1.0%. The decrease in actual sales and marketing expenses in the third quarter reflects the closing of several of the Company's foreign sales offices, and their replacements with Value Added Resellers (VARs). The VAR relationship works to the Company's benefit because the Company is not responsible for the VAR's costs. The number of sales and marketing employees was 30 at September 30, 1998 and 26 at September 30, 1997.


General and Administrative

General and administrative expenses as a percentage of total revenues for the third quarter of 1998 decreased to 11.9% from 15.2% in the third quarter of 1997. For the first nine months of

1997, general and administrative expenses as a percentage of total revenues decreased to 12.5% from 20.9% in the same period in 1997. Actual general and administrative expenses increased 12.2% to $1.0 million in the third quarter of 1998 from $933,000 in the third quarter of 1997. For the first nine months of 1998, actual general and administrative expenses were $3.0 million, compared to $3.2 million for the same period in 1997, representing a decrease of 5.9%. The increase in general and administrative expenses for the third quarter of 1998 is due to management bonuses. The decrease in general and administrative expenses on a year-to-date basis is the result of better expense controls on the part of the Company. There were 21 and 22 employees in general and administrative roles at September 30, 1998 and September 30, 1997, respectively.


Other Income and Expense

Interest income for the third quarter of 1998 was $71,000 which was offset by $14,000 of interest and other expenses compared to $60,000 of interest income offset by $8,000 of interest and other expenses in the third quarter of 1997. For the first nine months of 1998, interest and other income was $166,000 which was offset by $37,000 of interest and other expense, while in the first nine months of 1997 interest income of $200,000 was offset by $20,000 of interest expense. The decrease in interest income in 1998 was due to lower interest rates in 1998 compared to 1997. The increase in interest expenses in 1998 was the result of new leases the Company entered into in late 1997 when the Company upgraded much of its computer equipment.


Income Tax Expense

No federal or state tax expense was recorded for the quarter or nine month period ended September 30, 1998 due to the Company's federal and state net operating loss position. No deferred tax expense has been recorded in the quarter or nine month period ended September 30, 1998 as the Company continues to record a valuation allowance to reserve in full for the net deferred tax assets.


Liquidity and Capital Resources

Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 1998, compared to $3.0 million used during the same period in 1997. The increase in net cash provided by operations in the first nine months of 1998 from the first nine months of 1997 is due primarily to the Company's return to profitable operations and better management of its working capital.

The decrease in cash used in investing activities to $412,000 during the nine months ended September 30, 1998 from $717,000 during the nine months ended September 30, 1997 was due to the Company's decision to lease new computer equipment in 1998 rather than buy it.

Financing activities generated cash of $125,000 in the first nine months of 1998 compared to $1.1 million used in the first nine months of 1997. The cash used in the first nine months of 1997 for financing activities was due primarily to the Company's repurchase of shares of its stock held by its former chief executive officer. As of September 30, 1998, the Company had $6.6 million in cash, cash equivalents and short-term investments, which consisted primarily of money market funds and commercial paper. In addition, the Company has a line of credit (the "Revolving Credit Facility") with Bank One, West Bend, Wisconsin of $1.0 million.
As of September 30, 1998, there were no amounts outstanding under the Revolving Credit Facility.

Accounts receivable was $9.2 million as of September 30, 1998. This compares to $8.1 million at December 31, 1997 and $7.7 million as of September 30, 1997. The increase in receivables over the September 30, 1997 and December 31, 1997 balances is due to the increase in sales over the previous periods. At September 30, 1998, the Company has reserves for doubtful accounts of

$463,000 and believes it has adequately provided for any risks.

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


Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs, either internal or sold to customers, that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company's primary software offering, Catalyst WMS, is written to store the year in the database using four digits to allow data entry in an unambiguous manner with four digits, and to process program functions in four digits. The Company has certified that its most recent product offerings, Release 7.0 and later releases of Catalyst WMS, are Year 2000 compliant.
The Company has extensively tested these Releases and have not to date found any errors which could affect Year 2000 compliance. Due to the fact that the Catalyst WMS has always been intrinsically compliant, by use of four digit coding, the Company does not expect problems with the Year 2000 compliance of prior releases of the Catalyst WMS. However, due to the fact that the Catalyst WMS is integrated with different combinations of third party software and hardware products, any Year 2000 problem occurring within these third party software and hardware products may impact the operation of the Catalyst WMS which, in turn, may lead to lawsuits against the Company. The potential for and outcome of such lawsuits and impact on the Company cannot be estimated at this time.

In mid-1997, the Company began a proactive program by offering to its existing customers assistance in assessing whether the customer's fully integrated system is Year 2000 compliant and coordinating the remediation of non-compliant systems. The Company has contacted all customers with pre-release 7.0 of the Catalyst WMS and notified them that, because their systems interface with other third party software and hardware products, their entire system should be reviewed for compliance before a serious problem occurs. This effort is still ongoing. To date, several customers have elected to have the Company perform the assessment and the coordination of the remediation work.

With respect to the Company's internal computer systems and equipment, it is conducting a comprehensive review to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment related systems) and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (vi) testing of all remediated systems for Year 2000 compliance; and (v) developing contingency plans that may be employed in the event that any system used by the Company is unexpectedly affected by an unanticipated Year 2000 problem. The Company has completed its inventory and assessment phases of this plan and is actively engaged in completing the remaining phases. The Company currently expects to complete all phases of this plan and that all computer systems will be Year 2000 complaint before the end of 1999.

In this quarter, the Company completed the acquisition of KSI and is in the process of integrating the systems of KSI into the

Company's operations. These systems will be included in the Company's Year 2000 readiness plan.

In addition to assessing its own systems, the Company has initiated communication with all of its vendors, service providers and third party business partners to assess their Year 2000 readiness. A significant percentage of these entities have responded in writing to the Company's Year 2000 readiness inquiries. The Company plans to continue assessment of its vendors, service suppliers and third party business partners to ensure Year 2000 readiness. Despite the Company's diligence, there can be no guarantee that the non-compliant systems of other entities which the Company relies upon in its day to day operations will not have a material adverse impact on the
Company.   The actual impact on the Company resulting from non-
compliance of these entities cannot be determined at this time.

To date, the Company has expended approximately $250,000 in conjunction with its Year 2000 readiness plan. The Company expects that the cost of completing this Year 2000 readiness plan, including replacement of all necessary computer systems, will not exceed an additional $100,000.

The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an
influence upon.   The Company has made the assumption that
government agencies, utility companies and national telecommunication providers will continue to operate.
Obviously, the lack of such services could have a material impact on the Company's ability to operate, but the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services if they are unavailable. Additionally, the Company believes that disruptions in the economy generally resulting from Year 2000 issues could have a material adverse impact on the Company. The Company could be subject to litigation for computer system failures such as equipment shutdown or failure to properly date business records. The amount of potential liability or loss of revenue to the Company cannot be reasonably estimated at this time.

The Company intends to develop contingency plans within the second quarter of 1999 to address Year 2000 problems. The Company believes that this is an appropriate time frame for developing these contingency plans and that efforts prior to that time should be focused on the remediation and testing phases of the Company's Year 2000 readiness plan.


PART II.     OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds.

On August 10, 1998, the Company issued 143,372 shares of its common stock, $0.10 par value, to the shareholders of Kearney Systems, Inc. ("KSI") pursuant to Section 4(2) of the Securities Act of 1933, as amended, in exchange for all of the outstanding stock of KSI. The Company issued its common stock pursuant to
Section 4(2) in reliance on the fact that the KSI shareholders were sophisticated investors, had access to information regarding the Company, understood the risks of owning the Company's common stock, had the ability to bear the economic risk of owning the Company's common stock and acquired the Company's stock with investment intent, and that the limited number of individuals received the Company's common stock in the KSI transaction.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number               Description
      27     Financial Data Schedule

     (b)     Reports on Form 8-K

On August 10, 1998, the Company filed a Current Report on Form
8-K for the period ended August 10, 1998.

                             SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.

Dated: November 13, 1998          By:  /s/ Sean P. McGowan
                                     ----------------------------
                                   Sean P. McGowan

                                   President and Chief Executive
                                   Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   executive officer.

Dated: November 13, 1998          By: /s/ Thomas G. Hickinbotham
                                     ----------------------------
                                   Thomas G. Hickinbotham

                                   Vice President and Chief
                                   Financial Officer

                                   Signing on behalf of the
                                   registrant and as principal
                                   financial officer.