Form 10-K
period 1998-12-31
CATALYST INTERNATIONAL INC
filed 1999-03-31
CIK 915508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act OF 1934
            For the fiscal year ended December 31, 1998 or
      [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act OF 1934
            For the transition period from ________ to ________

                    Commission File Number 0-27138
                                  __________

                      CATALYST INTERNATIONAL, INC.
                  ------------------------------------
         (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                              39-1415889
-----------------------------------------------     -----------------
      (State or Other Jurisdiction of                I.R.S.  Employer
       Incorporation or Organization)               Identification No.


8989 North Deerwood Drive, Milwaukee, Wisconsin            53223
-----------------------------------------------      ----------------
  (Address of Principal Executive Offices)               (Zip Code)

                              (414) 362-6800
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)


         Securities registered pursuant to Section 12(b) of the Act:

                                    None

         Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.10 par value
                       -----------------------------
                              (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

  As of March 12, 1999, the aggregate market value of the registrant's common stock held by non-affiliates was $35,389,719 (based upon the closing price of the registrant's common stock on The Nasdaq Stock Market (R) on that date).

  As of March 12, 1999, the number of shares outstanding of the registrant's common stock was 6,970,769.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1998 Annual Report to Stockholders are incorporated by Reference into Parts I, II, and IV.

  Portions of the definitive Proxy Statement dated March 24, 1999 to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held April 26, 1999 are incorporated by reference into
Part III.

                        CATALYST INTERNATIONAL, INC.

                                 FORM 10-K

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                   INDEX

                                   PART I

Item 1.  Business........................................................  1
Item 2.  Property........................................................  8
Item 3.  Legal Proceedings...............................................  9
Item 4.  Submission of Matters to a Vote of Stockholders.................  9

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.........................................................  9
Item 6.  Selected Financial Data.........................................  9
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 10
Item 7a. Quantitative and Qualitative Disclosures about Market Risk...... 10
Item 8.  Financial Statements and Supplementary Data..................... 11
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................ 11

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.............. 11
Item 11. Executive Compensation.......................................... 11
Item 12. Security Ownership of Certain Beneficial Owners and Management.. 12
Item 13. Certain Relationships and Related Transactions.................. 12

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. 12
Signatures............................................................... 15

                                  Page i

                                  PART I

ITEM 1.  BUSINESS

GENERAL

  Catalyst International, Inc. ("Catalyst" or the "Company"), incorporated in Delaware in 1982, develops, markets, and supports advanced warehouse management software solutions. The Company's primary product, the Catalyst(R) Warehouse Management System ("Catalyst WMS"), is a complete, standard software solution operating in an open system environment. Catalyst WMS manages inventory, storage locations, people, and equipment by controlling all aspects of warehouse operations, from receiving and storing (putaway) to order selection (picking), loading, and shipping. Catalyst also provides related services, including software modification and configuration, project management, rapid prototyping, training, and implementation support. Catalyst WMS is a customer-configurable software solution capable of satisfying each customer's unique business objectives and operational requirements. Catalyst believes that organizations that have implemented Catalyst WMS have realized increased customer satisfaction, faster turnaround times, reduced labor costs, increased space utilization, and increased warehouse efficiency.

  Warehouse management is complex. With thousands of raw materials and finished goods moving through warehouses at any given time, inventories, space, labor, and equipment must be carefully managed. These conditions have led many businesses to seek improvements in their supply chain, including investments in software solutions to cost-effectively manage their warehouses and enable them to provide ongoing customer support and service.

  Since Catalyst was founded in 1979, it has focused its resources on the development and enhancement of advanced warehouse management software solutions. This focus has allowed Catalyst to introduce the first configurable, standard software solution which captures the best practice methodologies used in warehouse operations. Catalyst WMS encapsulates a variety of warehouse management strategies that can be configured rapidly to meet particular specifications and requirements of individual customers by utilizing two key attributes: a standard product and a standard implementation methodology. Once implemented, Catalyst WMS can be reconfigured through table-driven parameters by either Catalyst, the customer, or a third party integrator to adjust to changes in operational strategies and accommodate ongoing business process reengineering. It is not Catalyst's intention to bid on or enter into license agreements with customers who demand significant amounts of modifications to the standard product which would result in a custom-developed system.

  Catalyst WMS operates in an open system environment allowing customers to use various UNIX operating systems, operate on multiple hardware platforms, run on multiple relational database management systems ("RDBMSs") (such as Oracle and Informix), and interface with several third-party software applications, such as manufacturing resources planning systems ("MRP II"), enterprise resource planning systems ("ERP") (such as SAP, Baan, and Oracle) and supply chain planning systems (such as Manugistics and I2). Catalyst WMS supports a wide range of interfaces to third-party peripherals, such as radio frequency-based scanning devices, bar coding devices, and material handling equipment (such as conveyors, sorters, and carousels).

  Catalyst's implementation methodology is known as the "CIMPL" process-Catalyst Implementation Management and Planning. The CIMPL process consists of training, business scenario development, configuration of the software, a Conference Room Pilot ("CRP"), project management, and implementation support services. The CRP is a critical element of the Catalyst approach which allows the customer to work hands-on with its configured software in a practice environment at the Company's headquarters. The CRP enables Catalyst and the customer to model warehouse management operations, prototype and validate customer business requirements, and resolve operating issues prior to live implementation.

  During the second quarter of 1998, Catalyst introduced CatPack, which is a downsized version of the Catalyst WMS product. CatPack is a packaged, configurable system aimed at smaller companies across all industries in the mid-tier market. CatPack runs on a UNIX server with Oracle RDBMS and communicates with a Microsoft (R) Windows NT (R) operating system.

  To deploy CatPack, Catalyst has developed the Catalyst FastTrack implementation methodology. The FastTrack process is designed to implement a no-modification package in the shortest amount of time, while ensuring a complete and successful implementation. Customers can choose from a "do-it-yourself" implementation or implementation by a certified third-party integrator who has been trained, tested, and certified in the areas of project management, warehousing and distribution operations, CatPack configuration, Catalyst system installation, UNIX/NT system technology, and the FastTrack implementation methodology.

  During the third quarter of 1998, the Company acquired an NT-based WMS package also targeted at the mid-tier market. Catalyst now offers an NT-based WMS for companies who choose NT technology for their information systems infrastructure. Catalyst WMS for Windows NT is based upon the Microsoft BackOffice (R) family of products, developed from the "ground up" using Microsoft tools and technologies. The system was developed and optimized for the native Windows NT application-programming interface, designed for quick deployment and ease-of-use. The Catalyst NT-based system is installed on a Microsoft Windows NT-server communicating with a variety of radio frequency equipment.

  Catalyst believes that Catalyst WMS, CatPack, and Catalyst WMS for Windows NT (the "WMS Products") benefit customers in three key areas: improved customer service, operational efficiency, and capital utilization. The WMS Products should improve customer service by reducing fulfillment time and increasing fulfillment accuracy through the use of bar code and radio frequency technology to ensure inventory accuracy and to provide information and labor guidance in real time. The WMS Products should improve the operational efficiency of warehouses by increasing labor productivity through efficient employee scheduling and reduction of downtime, and by streamlining product flow to permit a more efficient turnaround on customer orders. The advanced features of the WMS Products should improve capital utilization of the warehouse by lowering inventory levels, increasing inventory turns and warehouse efficiencies, and improving space utilization.

  The forward-looking statements set forth on page 14 of the 1998 Annual Report to Stockholders are incorporated herein by reference and filed herewith as Exhibit 13.2.

STRATEGY

  Catalyst's objective is to continue to be a leading provider of warehouse management software solutions and services. To achieve this objective, Catalyst has adopted the following strategies:

  OFFER ADVANCED WAREHOUSE MANAGEMENT SOLUTIONS. Catalyst intends to continue to focus its resources on offering configurable, standard solutions which capture best practice methodologies used in warehouse operations. The Company believes that it is well-positioned in the market because its standard solutions allow it to leverage its software over a broad customer base and reduce implementation time significantly relative to custom-developed solutions.

  PROVIDE SUPERIOR SYSTEM IMPLEMENTATION. Catalyst believes that the efficiency of its implementation processes allow it to increase sales to prospective customers seeking standard, configurable software solutions and to gain market share relative to its competitors. The Company plans to continue to improve its differentiated implementation processes by further refining the CIMPL and FastTrack methodologies and CRP in order to address the needs of different sized warehouses and distribution centers and shorten and simplify the implementation process.

  DEVELOP ADDITIONAL MARKETS. Catalyst has customers in several different industries, falling into five major vertical market categories including retail, consumer goods, motor vehicle and parts, industrial technology, and process goods. Catalyst believes that the expertise it has developed in each of these markets through its customer base provides it with a significant competitive advantage in selling to prospective customers where similar functionality is required. Catalyst will expand into the mid-tier market through its CatPack and Catalyst WMS for Windows NT products and continue its efforts to sell and deliver a "packaged" warehouse solution that requires fewer modifications.

  EXPAND WORLDWIDE DISTRIBUTION. In 1994, Catalyst established an office in London to sell, service, and support Catalyst WMS in international markets. Catalyst plans to continue to increase its international business through an aggressive effort to recruit and manage Value Added Resellers ("VARs") in selected foreign markets. These VARs work together with Catalyst's US and UK offices in obtaining agreements for global, multi-site installations with multi-national customers. Catalyst has been successful in establishing VARs in Brazil, Italy, Saudi Arabia, and Thailand and is currently working on developing similar relationships in other countries. Catalyst WMS has an international interface and is available in English, French, Italian, Portuguese, and Spanish.

  LEVERAGE STANDARD TECHNOLOGY. The WMS Products are designed to operate in an open system environment enabling customers to use various UNIX and NT operating systems, operate on multiple hardware platforms and RDBMSs, and inter-operate with many third-party software applications, such as MRP II, ERP, and supply chain planning systems. Catalyst intends to continue to utilize its industry, customer, and supplier relationships to keep abreast of emerging standards, protocols, and applications programming interfaces as such trends are introduced and gain market acceptance.

PRODUCTS

  The WMS Products are designed to manage an entire warehouse operation and incorporate numerous warehouse strategies to provide maximum operating efficiency. The Company also leverages its WMS Products with new major releases and interim point releases incorporating new features and functionality. The WMS Products interface with an organization's current material handling equipment and transaction-based systems, such as electronic data interchanges, bar code labeling, general ledger, MRP II, ERP, and supply chain planning systems. The WMS Products also utilize radio frequency and bar code technology to provide real-time control and validation of task completion to ensure inventory accuracy. The WMS Products direct employees and material handling equipment and manage the inventory, space, radio terminals, bar code scanners, and printers in the warehouse for maximum efficiency.

  The WMS Products are comprehensive applications that manage the receiving, putaway, outbound order processes, picking, and general warehouse operations. With each warehouse process, the WMS Products provide a variety of tactical choices which can be configured to a particular customer's requirements and which are designed to maximize efficiency.

  The information set forth on page 15 of the 1998 Annual Report to Stockholders under the caption "Total Revenues" is incorporated herein by reference and is filed herewith as Exhibit 13.2.

SERVICES AND MAINTENANCE

  In addition to sales of the WMS Products, Catalyst offers certain services and maintenance agreements to its customers. Services provided by Catalyst include software modification and configuration, project management, rapid prototyping, training, and implementation support. Customers are charged for services based on a standard fee for each person-day. Maintenance agreements for post-contract customer support ("PCS") are typically sold to customers for a one-year term at the time they initially license the WMS Products and are available for newly-installed software or for renewal on an on-going basis for an existing installation. These agreements allow the customer, following installation of the WMS Products, to receive 24-hour per day, 7-day per week assistance with the operation of the software and to obtain on-line support. Maintenance is not provided as part of Catalyst's license agreement and fees for ongoing maintenance are included in the annual fee charged under maintenance agreements.

  As a provider of warehouse management software, Catalyst recognizes the importance of offering quality service and support to its customers.
Catalyst has several groups responsible for offering services and maintenance to ensure customer satisfaction. These departments include Professional Services, Implementation Services, Product Distribution, Product Support, Complementary Services, Customer Education and Training, and Customer Service.

  The Professional Services Organization (made up of Professional Services and Implementation Services) offers structured implementation methodologies which typically last four to eight months.

  Product Distribution and Product Support are responsible for managing and installing operating systems, hardware, networks, communication links, and RDBMSs.

  Complementary Services address meeting the post-implementation needs of customers. This includes the sale of additional enhancements to subsequent WMS sites, providing additional hardware, providing consulting and Year 2000 services, as well as providing possible upgrades of Catalyst WMS.

  Customer Education and Training provides education and training on the use, administration, and configuration of the WMS Products at the Company's headquarters. Catalyst's approach employs a mixture of "train the trainer" and "train the user". Typically, customer employees (including representatives from operations and information systems departments) participate in the training. Catalyst provides in-depth documentation, structured training classes, and hands-on training with the WMS Products. In 1998, Catalyst introduced Catalyst University, a series of continuing education courses for current customers, VARs, and other partners.

  Customer Service offers a fully staffed Response Center 24-hours per day, seven days per week, 365 days per year.

CUSTOMERS

  Catalyst's sales cycle typically ranges from three to nine months. Software license fee revenues for each quarter depend in part on sales of software licenses for which implementation began during that quarter and sales of software licenses during previous quarters which continue to be under implementation. In the three years ended December 31, 1998, Catalyst had no customers which accounted for more than 10% of its total revenues. Catalyst does not believe that the loss of any single customer would have a material adverse effect upon its business, results of operations, or financial condition.

  Catalyst continues to target customers with warehouses that require highly sophisticated warehouse management systems like the WMS Products. With CatPack and Catalyst WMS for Windows NT, Catalyst plans on penetrating the mid-tier warehouse market. In addition, Catalyst will continue its efforts to sell and deliver a "packaged" warehouse solution that requires fewer modifications.

  Catalyst typically has significant sales in each fiscal year to one or more customers. This is primarily due to the cost of the WMS Products and the associated revenues from professional services, hardware, and maintenance agreements which result in a high percentage of revenue attributable to sales to one or more customers.

  Although Catalyst has historically relied on the retail, consumer goods, motor vehicle and parts, industrial technology, and process goods vertical markets for a substantial portion of its revenues, the Company does not intend to focus only on these markets for future sales and does not anticipate that it will be dependent on any single market for a substantial portion of its sales.

  At the end of 1998, Catalyst had a backlog of license fee and modification revenue of $7.4 million, which included $1.8 million for additional sites for one customer. While this $1.8 million an option exercisable at the discretion of the customer, Catalyst expects the customer to exercise this option. At the end of 1997, Catalyst had a comparable backlog of $5.8 million. For both periods mentioned, Catalyst estimates that the respective backlogs contained less than $1 million that would be carried forward more than 12 months.

  Catalyst does not include professional services in its backlog number as the dollar amount is not certain under normal contract terms, and therefore, professional services are invoiced monthly as they are actually performed. Hardware sales are also excluded from the backlog as they are not a part of Catalyst's normal software sales contracts, and therefore, often come post-contract. Since Catalyst does not inventory hardware, sales for hardware are normally invoiced as the third party vendor ships the hardware, often in the same month it is ordered.

SALES AND MARKETING

  Catalyst markets and sells its software and services in North America and Europe through direct sales and channel partner organizations.
Catalyst is currently exporting its products to Australia, Brazil, Canada, France, Germany, Guatemala, Holland, Italy, Mexico, Saudi Arabia, Spain, and the United Kingdom. The London office is responsible for the sales, support, and service of the WMS Products in certain international markets. In Brazil, Italy, Saudi Arabia, and Thailand, Catalyst employs the sales assistance of a VAR that sells and assists in implementation and support of the WMS Products. Catalyst plans to continue strengthening its local presence though its relationships with local offices of supply chain participants and enterprise software vendors and by developing close relationships with local system integrators. Having strong relationships with local partners should give Catalyst the insight into how to most effectively focus its sales effort: through direct sales efforts or through local VAR programs.

  The information set forth on page 37 of the 1998 Annual Report to Stockholders under the caption "9. Segment Disclosure and Major Customers" is incorporated herein by reference and is filed herewith as Exhibit 13.3.

  To support its sales force, Catalyst conducts comprehensive marketing programs which include direct mail, public relations, advertising, seminars,

trade shows, joint programs with vendors and consultants, and ongoing customer communication programs. The sales cycle begins with the generation of a sales lead or the receipt of a request for proposal ("RFP") from a prospective customer, which is typically followed by the qualification of the lead or prospect, an analysis of the customer's needs, response to the RFP (if solicited by the customer), one or more presentations or product demonstrations, a visit to a similar or representative warehouse running a WMS Product, contract negotiation, and commitment. While the sales cycle varies substantially from customer to customer, it is typically three to nine months.

  Catalyst believes that, with over 20 years in the warehouse management software business and with more than 75 customers supporting over 125 sites installed, it has, in Catalyst WMS, a product that is established, proven, and accepted in the marketplace. The Company anticipates CatPack and Catalyst WMS for Windows NT will gain similar stature in the mid-tier market. Catalyst further believes that the level of expertise found throughout its organization includes some of the best in its industry in design, development, and implementation support. Catalyst has created a team of employees, vendors, and consultants who are experts and leaders in their respective fields, which allows Catalyst to provide its customers with a strong resource for products and knowledge. This resource for products and knowledge should help Catalyst's customers stay competitive in their respective industries.

  As of December 31, 1998, the sales and marketing organization was based in the Company's headquarters in Milwaukee, Wisconsin, in the London office, and in territory sales offices located throughout the United States.

PROPRIETARY RIGHTS AND LICENSES

  Catalyst relies on a combination of contract, copyright, trademark, and trade secret laws, and other measures to protect its proprietary information. The Company does not have any patents or patent applications. Catalyst believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting its business, results of operations, or financial condition than factors such as the knowledge, ability, and experience of its employees, frequent product enhancements, and timeliness and quality of support services. Catalyst typically sells its WMS Products to its customers under a perpetual license, which is generally non-transferable and solely for the customer's internal operations at designated sites. Catalyst makes available site and enterprise licenses and source code to certain of its customers. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. Under the terms of the Company's license agreements, Catalyst generally owns all modifications to its software that are implemented for a customer.

  Catalyst is not aware that its WMS Products, trademarks, or other proprietary rights infringe the property rights of third parties, but has not performed any independent investigations to determine whether such infringement exists. As the number of software products in the industry increases and the functionalities of these products further overlap, Catalyst believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time-consuming and expensive to defend.

PRODUCT DEVELOPMENT

  Catalyst seeks to offer an extensive, integrated product line that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, Catalyst intends to continue to introduce new products and upgrade the functionality of and enhance existing products. Through its development and support personnel, Catalyst works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. All of Catalyst's product development is performed by its employees or by contract personnel under the Company's control. Product development costs were $4.5 million 1996, $2.7 million in 1997, and $3.4 million in 1998.

COMPETITION

  The warehouse management software industry continues to be highly fragmented with a number of competitors. Catalyst's competitors, including publicly and privately held companies, focus either on warehouse management software or offer a manufacturing software solution of which warehouse management is a part. The competitive factors affecting the market for Catalyst's software and services include: corporate and product reputation, features and functionality, vertical market expertise, customer configurability, effective and timely implementation, availability of products on open computer platforms, ability to interface with existing equipment and systems, ability to support radio frequency and bar code technology, quality of support services, real-time capabilities, RDBMS technology, scalability, international capabilities, documentation and training, product quality, performance, and price. Catalyst believes that it competes effectively with respect to these factors, but there can be no assurance that it will continue to do so.

EMPLOYEES

  As of December 31, 1998, Catalyst had 265 full-time employees worldwide, none of which were represented by any collective bargaining organization. Catalyst has never experienced a work stoppage and considers its relations with its employees to be good.


ITEM 2.  PROPERTY

  Catalyst currently leases approximately 62,000 square feet of office space which it uses as its corporate headquarters in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but the Company has the option to extend such term for an additional ten-year period. Catalyst leases approximately 6,000 square feet of office space in London, England, pursuant to a lease which expires in 2003. Catalyst leases approximately 2,000 square feet of office space in Orlando, Florida, the development center for its NT-based WMS product, pursuant to a lease that expires in February 2000. Catalyst believes that its existing facilities should be adequate for its needs through 1999.


ITEM 3.  LEGAL PROCEEDINGS

  Catalyst is not a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

  No matters were submitted to a vote of stockholders during the fourth quarter of 1998.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  Catalyst's common stock is listed on The Nasdaq Stock Market under the symbol CLYS.

  As of March 26, 1999, there were 6,970,819 shares of Catalyst's common stock outstanding held by 170 stockholders of record and approximately 850 beneficial owners.

  The following table represents the high and low price information for Catalyst's common stock for each quarterly period within the two most recent fiscal years.

-----------------------------------------------------------------------------
                                           1998               1997
-----------------------------------------------------------------------------
                                      High      Low      High       Low
                                     -------   ------   ------     ------
    Quarters ended March 31,         $ 7.50    $3.75    $4.625    $2.875
    Quarters ended June 30,           14.9375   6.25     4.00      2.125
    Quarters ended September 30,      15.375    4.50     6.25      3.50
    Quarters ended December 31,       13.9375   5.00     6.00      3.75

  Prices listed above are determined by the over-the-counter market and as such, over-the-counter market quotations reflect inter-dealer prices, without retail mark-up or commission, and may not necessarily represent actual transactions.

Source:  The Nasdaq Stock Market.

  Catalyst has never paid cash dividends on its common stock. Catalyst's policy has been to retain cash from operations to provide funds for the operation and expansion of its business. Accordingly, Catalyst does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA

  Catalyst acquired all of the outstanding shares of Kearney Systems, Inc. ("KSI") on August 10, 1998. Aggregate consideration for this acquisition was 143,342 shares of Catalyst's common stock. The following is the list of persons to whom the securities were sold:

*  Robert J. Kearney
*  Theodore H. Noe
* G. Arthur Herbert, Trustee of the G. Arthur Herbert Revocable Trust Dated December 20, 1995
*  G. Arthur Herbert, Trustee, CEO Advisors Employee Profit-Sharing Plan
*  John W. Booth, Trustee of the John W. Boone Intervivos Plan
*  Constantine Pappas
*  Jack A. Kirschenbaum
*  David Botelho
*  P. Thomas Boroughs
*  John R. Simpson, Jr.
*  Jacqueline R. Griffin
*  William A. Grimm
*  Thomas F. Kerney
*  R. Lee Bennett
*  Daniel L. DeCubellis
*  Thor MacKenzie

  The securities were issued in a merger, in which a subsidiary of Catalyst was merged into KSI. In that transaction, Catalyst received all outstanding shares of KSI which, based on the closing price of the Catalyst shares issued in the merger, had a value of $1,415,502 (20% of the shares were placed in an escrow account that were released on February 19, 1999). The securities were issued exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities were issued based upon representations made by the stockholders of KSI that they were acquiring the shares for their own account, had no present intention to sell or transfer the securities, had the financial ability to hold the securities for an indefinite period, and certain other representations deemed acceptable by Catalyst.

  Selected financial data is set forth on page 13 of the 1998 Annual Report to Stockholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information set forth on pages 14-21 of the 1998 Annual Report to Stockholders are incorporated herein by reference and are filed herewith as
Exhibit 13.2.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Catalyst does not believe it has material exposure to market risk with respect to any of its investments; Catalyst does not utilize market rate sensitive instruments for trading or other purposes. The information set forth on page 30 of the 1998 Annual Report to Stockholders under the caption "Cash and Cash Equivalents" is incorporated herein by reference and is filed herewith as Exhibit 13.3.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statement set forth under the caption "Quarterly Results" on page 21 of the Annual Report to Stockholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

  The following financial statements for Catalyst and the independent auditors' report set forth on pages 22-37 of the 1998 Annual Report to Stockholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

  *  Report of Ernst & Young LLP, Independent Auditors
  * Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996
  *  Consolidated Balance Sheets at December 31, 1998 and 1997
  * Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996
  * Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996
  *  Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Catalyst has no changes in and disagreements with accountants on accounting and financial disclosure in 1998.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Catalyst incorporates by reference herein the information contained in the Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Election of Directors" on pages 2-3 and "Executive Officers" on pages 5-7.


ITEM 11.  EXECUTIVE COMPENSATION

  Catalyst incorporates by reference herein the information contained under the caption "Executive Compensation" on pages 7-10 of the Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Catalyst incorporates by reference herein the information contained under the caption "Security Ownership of Certain Beneficial Owners" on pages 4-5 of the Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial Statements and Schedules

        The consolidated financial statements as set forth under Item 8 of this report on Form 10-K and the Exhibit Listing as set forth under
      Item 14(c) of this report on Form 10-K are incorporated herein by reference.

         The following consolidated financial statement schedule of Catalyst International, Inc. is included in Item 14(d): II. Valuation and Qualifying Accounts.

        All other financial statement schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

  (b) Reports on Form 8-K

        No reports on Form 8-K were filing during the fourth quarter of 1998.

  (c) Exhibit Listing

Number  Description
3.1     Amended and Restated Certificate of Incorporation (1)
3.2     Amended and Restated By-Laws (1)
10.1    1993 Stock Option Plan, as amended, of Catalyst USA, Inc.* (1)
10.2    1997 Director Stock Option Plan of Catalyst International, Inc.* (2)
13.1    Selected Financial Data incorporated by reference to Page 13 of the
        1998 Annual Report
13.2    Management's Discussion and Analysis of Results of Operations and
        Financial Condition incorporated by reference to Pages 14-21 of the
        1998 Annual Report
13.3    Financial Statements incorporated by reference to Pages 22-37 of the
        1998 Annual Report
21      Subsidiaries of the Registrant
23 Consent of Independent Auditors
27      Financial Data Schedule

----------
* Represents a compensation plan.
(1) Incorporated by reference to Registration Statement 33-97522C on Form
    SB-2.
(2) Incorporated by reference to Exhibit 4.1 of Registration Statement 33-97522C on Form S-8 dated September 26, 1997.

  Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Act of 1934, as amended, Catalyst will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its stockholders of any Exhibits in the Exhibit Listing.

  (d)  Financial Statement Schedule

                       Valuation and Qualifying Accounts
                                 (in thousands)

-----------------------------------------------------------------------------
                      Balance at  Charged to  Charged               Balance
                      Beginning   costs and   to other  Deductions  at end of
Description           of period   expense     accounts  (Additions) period
-----------------------------------------------------------------------------
Year ended
December 31, 1998

Allowance for
 doubtful accounts       $  339       296          -        101      $  534
Project cost reserves       700       235          -        235         700
                          -----     -----      -----      -----       -----
                         $1,039       531          -        336      $1,234
                          =====     =====      =====      =====       =====

Year ended
December 31, 1997

Allowance for
 doubtful accounts       $  279       142          -         82      $  339
Project cost reserves       300       540          -        140         700
                          -----     -----      -----      -----       -----
                         $  579       682          -        222      $1,039
                          =====     =====      =====      =====       =====

Year ended
December 31, 1996

Allowance for
 doubtful accounts       $    -       602          -        323      $  279
Project cost reserves         -       300          -          -         300
                          -----     -----      -----      -----       -----
                         $    -       902          -        323      $  579
                          =====     =====      =====      =====       =====

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 31, 1999.


Catalyst International, Inc.

By: /s/ Sean P.  McGowan
-----------------------------------
Sean P.  McGowan
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas G.  Hickinbotham            By: /s/ Linda D. Sullivan
----------------------------------         ----------------------------------
Thomas G.  Hickinbotham                    Linda D. Sullivan
Vice President Finance & Administration    Controller
and Chief Financial Officer                (Principal Accounting Officer)
(Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1999.


/s/ Douglas B.  Coder
-------------------------------------
Douglas B.  Coder
Chairman of the Board

/s/ Sean P.  McGowan
-------------------------------------
Sean P.  McGowan
President, Chief Executive Officer

/s/ Roy J.  Carver
-------------------------------------
Roy J.  Carver, Director

/s/ James F.  Goughenour
-------------------------------------
James F.  Goughenour, Director

/s/ Terrence L.  Mealy
-------------------------------------
Terrence L.  Mealy, Director