Form 10-Q
period 1999-03-31
CATALYST INTERNATIONAL INC
filed 1999-05-13
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                               OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                 Commission File Number 0-27138

                  CATALYST INTERNATIONAL, INC.
                --------------------------------
      (Exact Name of Registrant as Specified in Its Charter)


          Delaware                              39-1415889
----------------------------------------------------------------
(State or Other Jurisdiction of               (IRS Employer
Incorporation or Organization)             Identification No.)

8989 North Deerwood Drive, Milwaukee, WI         53223
----------------------------------------------------------------
(Address of Principal Executive Offices)      (Zip Code)

                         (414) 362-6800
----------------------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 1999, 6,974,902 shares of the issuer's common stock were outstanding.

                   CATALYST INTERNATIONAL, INC.

                           FORM 10-Q

              FOR THE PERIOD ENDED MARCH 31, 1999


                              INDEX


                                                        Page No.
                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - March 31, 1999 and
           December 31, 1998..............................   3

         Statements of Operations - Three months ended
           March 31, 1999 and 1998........................   7

         Statements of Cash Flows - Three months ended
           March 31, 1999 and 1998........................   9

         Notes to Financial Statements....................   11


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....   12

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk......................................   22

                   PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................   23

         Signatures.......................................   24

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS


                                           March 31,  Dec. 31,
                                             1999       1998
                                         (unaudited)
Current Assets:
Cash and cash equivalents                    $11,033   $ 8,555
Accounts receivable                            8,589     9,739
Revenues in excess of billings                   653         -
Prepaid expenses                       746       503
                                             -------   -------
     Total Current Assets                     21,021    18,797

Equipment and Leasehold Improvements:
Computer hardware and software                 5,861     5,421
Office equipment                               2,291     2,330
Leasehold improvements                           871       872
                                             -------   -------
                                               9,023     8,623
Less accumulated depreciation                  4,837     4,533
                                             -------   -------
     Total Equipment and Leasehold
       Improvements                            4,186     4,090

Purchased software and capitalized
  software development costs                   1,218     1,025
Intangible assets, net of accumulated
  amortization of $88 in 1999 and
  $54 in 1998                                    525       559



Goodwill, net of accumulated
  amortization of $84 in 1999 and
  $44 in 1998                                  1,046     1,086
                                             -------   -------

     Total Assets                            $27,996   $25,557
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                           Balance Sheets
              (in thousands, except per share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           March 31,   Dec. 31,
                                             1999        1998
                                         (unaudited)
Current Liabilities:
Accounts payable                             $ 2,274   $ 1,744
Income taxes payable                              48       100
Accrued liabilities                            1,828     2,235
Deferred software license fees                     -       342
Deferred services and post-contract
  customer support                             5,627     4,457
Current portion of long-term debt                417       388
                                             -------   -------
     Total Current Liabilities                10,194     9,266

Noncurrent Liabilities:
Long-term debt                                   431       412
Deferred services and post-contract
  customer support                               135       191
Deferred rent                                    280       285
                                             -------   -------
     Total Non-Current Liabilities               846       888
                                             -------   -------
     Total Liabilities                        11,040    10,154

Stockholders' Equity:
Preferred Stock, $.01 par value;
  2,000,000 shares authorized; none
    issued or outstanding                          -         -
Common stock, $.10 par value;
  25,000,000 shares authorized;
    shares issued: 8,794,000 in 1999
    and 8,767,000 in 1998                        879       877
Additional paid-in capital                    32,840    32,743



Accumulated deficit                           (8,392)   (9,846)
Treasury stock, at cost: 1,823,000 shares
  of common stock in 1999 and 1998            (8,371)   (8,371)
                                             -------   -------
Total Stockholders' Equity                    16,956    15,403
                                             -------   -------
Total Liabilities and Stockholders' Equity   $27,996   $25,557
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1999      1998
                                              ----      ----
Revenues:
Software license fees                       $ 2,861    $ 2,107
Services and post-contract
  customer support                            6,585      5,123
Hardware and other                            1,281        235
                                            -------    -------
     Total Revenues                          10,727      7,465

Operating Expenses:
Cost of software license fees                   147         32
Cost of services and post-contract
  customer support                            3,873      3,724
Cost of hardware and other                    1,176        208
Product development                           1,584        698
Sales and marketing                           1,562      1,424
General and administrative                    1,013      1,118
                                            -------    -------
     Total Operating Expenses                 9,355      7,204
                                            -------    -------
Income from operations                        1,372        261

Other income                                     81         31
                                            -------    -------
Net income                                  $ 1,453    $   292
                                            =======    =======

Net income per share                        $  0.19    $  0.04



Shares used in computing net income
  per share                                   7,686      6,988


See accompanying notes

                     CATALYST INTERNATIONAL, INC.

                      Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                             1999      1998
                                                             ----      ----
Operating Activities:
Net income                                               $ 1,453     $   292
Adjustments to reconcile net income to net
  Cash provided by operating activities:
     Depreciation and amortization                           437         308
     Compensation expense on stock options                     7           6
     Gain on disposal of fixed assets                        (11)          -
     Changes in operating assets and liabilities:
        Accounts receivable                                1,150         339
        Prepaid expenses                                    (243)        (87)
        Accounts payable                                     530        (448)
        Accrued liabilities                                 (459)         10
        Deferred services and maintenance                  1,114         691
        Revenues in excess of billings                      (995)       (542)
        Deferred rent                                         (5)         (4)
                                                         -------     -------
Total adjustments                                          1,525         273
                                                         -------     -------
Net cash provided by operating activities                  2,978         565

Investing Activities:
Purchase of equipment and leasehold improvements            (307)       (148)
Capitalization of software costs                            (193)          -
                                                         -------     -------
Net cash used in investing activities                       (500)       (148)

Financing Activities:
Payments on long-term debt                                   (93)        (14)
Proceeds from exercise of stock options                       93           5
                                                         -------     -------
   Net cash used in financing activities                       -          (9)
                                                         -------     -------
Net increase in cash                                       2,478         408

Cash and cash equivalents at the beginning of period       8,555       4,256
                                                         -------     -------



Cash and cash equivalents at the end of the period       $11,033     $ 4,664
                                                         =======     =======

Noncash investing and financing activities:

During the first quarter of 1999, the Company acquired $141,000 of computer hardware under capital leases.

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS
                          March 31, 1999
                           (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

2. Net Income Per Share of Common Stock

The Company has presented net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128,
"Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.

                                               March 31,
                                           1999         1998
                                           ----         ----
                                             (in thousands)
DENOMINATOR
Denominator for basic earnings
  per share - weighted average
  common shares                           6,964        6,660



Effect of diluted securities -
  stock options and warrants                722          328
                                          -----        -----
Denominator for diluted earnings
  per share                               7,686        6,988
                                          =====        =====


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements. These statements use words such as "anticipate," "estimate," or "future," or may be identified as "the Company expects" or "the Company believes" or otherwise stated as the Company's predictions for the future. These statements, as with any predictions of the future, involve certain risk factors beyond the Company's control. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on the Company's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for the Company's products, delays in the timely availability of new features and releases of the Company's products, a too rapid increase in the Company's level of spending, actions taken by competitors, technological changes, those herein identified, those discussed in the Company's Registration Statement on Form SB-2 filed with the SEC, and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues

The Company's revenues are derived from software license fees, services and post-contract customer support ("PCS"), and hardware sales and other. Total revenues for the first quarter of 1999 were $10.7 million, which represented an increase of 43.7% over first quarter 1998 total revenues of $7.5 million. The increase in total revenues for the three month period is due primarily to an increase in the number of projects sold and a greater base of installed customers who provided PCS revenues.

International revenues were $2.5 million in the first quarter of 1999, compared to international revenues of $832,000 in the first quarter of 1998. International revenues represented 23.4% of total revenues for the first quarter of 1999 compared to 11.1% in the same period of 1998. The increase in international revenues was due to increased sales and services in the international market.

The Company has been focusing on creating a global network of Value Added Resellers (VARs) who would market, sell, implement, and support the Company's products in their respective countries. This strategy reduces cost and risk substantially, while offering an opportunity to expand sales in those markets. The Company now has such VAR relationships either in place or in progress in Europe, the Middle East, South America, and Asia, and has plans for further expansion elsewhere.

Software License Fees

Software license fee revenues consist of revenues from software license agreements for the Company's products, related add-on products, and third party software. The first quarter of 1999 software license fee revenues of $2.9 million represented an increase of 35.8% over first quarter of 1998 software license fee revenues of $2.1 million. This increase is attributable to increased sales and installation activity compared to the first quarter of 1998.

The Company follows the software revenue recognition practices set forth in Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications (modifications costing more than 5% of the software license fees) to the software, the Company uses contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectable. Revenue for projects with no modifications or modifications costing less than 5% of the software license fees are recognized upon delivery of the software, to the extent that payment is fixed and determinable and payment is likely within 120 days. The Company believes that license fee revenues should increase in the future due to increased worldwide sales and marketing efforts, the introduction of new products, and efforts to deliver standard packaged solutions that meet the requirements of its five vertical markets.

Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased 28.5% to $6.6 million in the first quarter of 1999, up from $5.1 million in the first quarter of 1998. The components of services and PCS revenues as a percentage of total revenues in the first quarter of 1999 were 18.1% for software modifications, 28.1% for professional services, and 15.2% for PCS agreements compared with 18.3%, 32.0%, and 18.3%, respectively in the first quarter of 1998. Services and PCS revenues increased in the first quarter of 1999 due to the combined effect of an increased number of the Company's product implementations, rollouts of additional sites, upgrades to new releases of the Company's products, and renewals of PCS agreements.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by a customer. The Company believes that while a certain amount of software modifications will continue, future modifications revenues as a percentage of total revenues will decrease due to the increased functionality of newer releases of the Company's products. As is indicated by recent trends, the Company believes that the percentage which software modifications represent of total revenues will continue to decrease in the future.

Professional services revenues are derived from training, technical services, performance of the CRP, on-site support, project management, and implementation services. While the Company continues to improve its Catalyst Implementation Methodology and Plan (CIMPL), the Company expects that professional services revenues will continue to increase due to expected implementations of new customer sites and multi-site roll-outs for existing customers. The increase in professional services revenue was due to increased sales of the Company's products and an effort on the part of the Company to sell upgrades, training, and other services to existing customers. Revenue for professional services is recognized based on the number of days of work actually performed.

Customers typically enter into a one-year agreement for PCS at the time they first license the products and, once installed, pay for the first year of PCS fees in advance. The increase in PCS revenues was due primarily to growth in the installed customer base for the Company's products and current customers renewing their PCS agreements. Revenue on PCS is recognized ratably over the term of the PCS agreement. The Company believes that PCS revenues will increase in the future as more of the Company's products are implemented, resulting in the execution of corresponding PCS agreements and renewal of existing PCS agreements.

Hardware and Other

Hardware and other revenues consist of products that the Company sold to its customers on behalf of other manufacturers.
Hardware and other revenues consist of computer hardware, radio frequency equipment, and printers. Hardware and other revenues increased to $1.3 million in the first quarter of 1999 from $235,000 during the same period of 1998. The increase in hardware and other revenue is due to an increase in the resale of hardware to meet a desire by certain customers for a turnkey solution.

Cost of Software License Fees

Cost of software license fees consists of the cost of third-party software products sold by the Company. In the first quarter of 1999, cost of software license fees increased to $147,000 from $32,000 in the same period of 1998 due to an increase in revenues from the sale of third party software.

The Company expects to continue to expense the cost of developing new releases of its primary product offering, the Catalyst UNIX WMS, and therefore anticipates that the cost of software license fees for that product and related third party software will remain approximately the same in the future as a percentage of total software license fee revenues. To comply with recent trends in the treatment of accounting for acquisitions, the Company capitalized the appraised value of the NT-based product it acquired with its 1998 purchase of Kearney Systems, Inc. The cost of further development of this product was also capitalized, and the total will be amortized over a period of seven years, commencing with the general release of the product.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel costs for the performance of software modifications, professional services, and PCS.

The cost of services and PCS increased 4.0% to $3.9 million in the first quarter of 1999 from $3.7 million for the first quarter of 1998. The cost of services and PCS increased due to the growth in revenues from these services. As a percentage of services and PCS revenues, the cost of services and PCS decreased from 72.7% of related revenues for the first quarter of 1998 to 58.8% of services and PCS revenues for the current quarter, reflecting improvement and efficiencies in the delivery of these services.

Cost of Hardware and Other

Cost of hardware and other consists primarily of the cost of products sold by the Company on behalf of other manufacturers. The Company does not inventory, service, or discount hardware items, but makes them available to customers who desire a turnkey solution. Sales of third party hardware in the first quarter of 1999 had a cost of $1.2 million compared to $208,000 for the first quarter of 1998. The increase in cost is attributable to the increase in sales of third party hardware and other.

Product Development

Product development costs include expenses associated with research and development, including costs of engineering personnel and related development expenses such as development software tools, training, and documentation. Product development expenses as a percentage of total revenues for the first quarter of 1999 increased to 14.8% from 9.4% in the first quarter of 1998. Actual product development expenses were $1.6 million in the first quarter of 1999, compared to $698,000 in the first quarter of 1998. The increase in product development costs was primarily due to the Company's current efforts to enhance its product offerings as well as develop new features and functions in its key verticals. The Company continues to expense all software development costs on its Unix product as incurred. On its NT-based product, the Company capitalized $193,000 in additional development costs for the first quarter of 1999, and also expects there may be additional capitalization before the product is available for general release. The Company believes that product development costs should decrease slightly as a percentage of total revenues in the future.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions, marketing and promotional tools and expenses, and travel expenses. Sales and marketing expenses as a percentage of total revenues for the first quarter of 1999 decreased to 14.6% from 19.1% in the first quarter of 1998. Actual sales and marketing expenses increased to $1.6 million in the first quarter of 1999 from $1.4 million in the first quarter of 1998. The decrease in sales and marketing expenses as a percentage of total revenues in the first quarter of 1999 is due to the large increase in revenues over the comparable quarter. The increase in actual sales and marketing expense was primarily due to increased marketing activities.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, and quality assurance personnel. General and administrative expenses as a percentage of total revenues for the first quarter of 1999 decreased to 9.4% from 15.0% in the first quarter of 1998. Actual general and administrative expenses decreased to $1.0 million in the first quarter of 1999 from $1.1 million in the first quarter of 1998. The decrease in general and administrative expenses in the current quarter was partially the result of the capitalization of NT-related development costs, a portion of which was overhead expenses. Expenses for the first quarter of 1998 included a $150,000 reserve for the restructuring of the Company's international offices, which was completed in 1998. The Company expects that general and administrative expenses may increase in the future, but should continue to decrease as a percentage of total revenues.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. Interest income for the first quarter of 1999 was $109,000, offset by $28,000 of interest on equipment leases and other expenses compared to $35,000 of interest income offset by $4,000 of interest and other expense in the first quarter of 1998. The increase in interest income was due to higher cash levels in the first quarter of 1999. Interest expense in the first quarter of 1999 has increased compared to the first quarter of 1998 due to additional computer equipment leases entered into in the second half of 1998 and the first quarter of 1999. The Company expects other income and expense to remain relatively constant in the future since invested cash balances are increasing but interest rates earned have been decreasing.

Income Tax Expense

No federal and state tax expense was recorded for the quarters ended March 31, 1999 and 1998 due to the Company's federal and state net operating loss position. No deferred tax expense was recorded in the quarters ended March 31, 1999 and 1998 as the Company continues to have a substantial net operating loss carryforward. The Company recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 1999, compared to $565,000 during the three months ended March 31, 1998. The increase during this period is due primarily to the increase in net income at March 31, 1999 and the decrease in days sales outstanding in accounts receivable from 95 days at March 31, 1998 to 73 days at March 31, 1999.

Cash used for investing activities increased to $500,000 during the three months ended March 31, 1999 from $148,000 during the three months ended March 31, 1998 due to increased equipment and leasehold improvement purchases and capitalized software costs.

Financing activities generated no cash in the first three months of 1999 compared to $9,000 used in the first three months of 1998. Payments on long term debt were offset by proceeds from the exercise of stock options.

As of March 31, 1999, the Company had $11.0 million in cash and cash equivalents, which consisted primarily of money market funds and commercial paper. In addition, the Company has a $1.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. As of March 31, 1999, there were no amounts outstanding under the Revolving Credit Facility.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, the financing of anticipated growth, and possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, and available line of credit, along with anticipated cash generated from operations, will be sufficient to satisfy its cash requirements for at least the next 12 months. The Company has never paid cash dividends on its common stock. The Company's policy has been to retain cash from operations to provide funds for the operation and expansion of its business. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future.

Impact of Year 2000

The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Company's computer programs, either internal or sold to customers, that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

The Company's primary software offering, the Catalyst WMS, is written to store the year in the database using four digits to allow data entry in an unambiguous manner and to process program functions in four digits. The Company has certified that its most recent product offerings are capable of processing date-related data in four digits. The Company has extensively tested these products and has not to date found any material errors which could affect Year 2000 processing. However, due to the fact that the Company's products are integrated with different combinations of third party software and hardware products, any Year 2000 problem occurring within these third party software and hardware products may impact the operation of the Company's products which, in turn, may lead to claims against the Company. The potential for and outcome of such claims and impact on the Company cannot be estimated at this time.

In mid-1997, the Company began a proactive program of offering to its existing customers assistance in assessing whether the customer's fully integrated system is Year 2000 compliant and coordinating the remediation of non-compliant systems. The Company has contacted all customers with pre-release 7.0 of the Catalyst WMS and notified them that, because their systems interface with third party software and hardware products, their entire system should be reviewed for compliance. This effort is ongoing and certain customers have retained the Company to perform an assessment of and/or a coordination of the remediation work for their entire system.

With respect to the Company's internal computer systems and equipment, the Company continues to conduct a comprehensive review to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment-related systems) and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (iv) testing of all remediated systems; and (v) developing a contingency plan. The Company has completed its inventory and assessment phases of this plan and is actively engaged in completing the remaining phases. The Company expects to complete all phases of its readiness plan before the end of 1999.

In addition to assessing its internal systems, the Company has initiated communications with its material service providers, suppliers, and critical business partners to assess their Year 2000 readiness. The Company plans to continue assessing its service providers, suppliers, and business partners to ensure Year 2000 readiness. Despite the Company's diligence, there can be no guarantee that the non-compliant systems of other entities which the Company relies upon in its day to day operations will not have a material adverse impact on the Company. The actual impact on the Company resulting therefrom cannot be determined at this time.

During the first quarter of 1999, the Company retained an external auditor to review the procedures used by the Company in assessing its Year 2000 readiness. Upon completion of this review, the Company intends to address any potential exposures identified and commence developing its Year 2000 contingency plan. The Company believes that this is an appropriate time frame for developing the contingency plan and that efforts prior to that time should be focused on the remediation and testing phases of the Company's Year 2000 readiness plan.

To date, the Company has expended approximately $250,000 in conjunction with its Year 2000 readiness plan. The Company expects that the cost of completing this Year 2000 readiness plan, including replacement of all necessary computer systems, will not exceed an additional $100,000.

The Company has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. The Company has made the assumption that government agencies, utility companies, and national telecommunication providers will continue to operate. The lack of such services could have a material impact on the Company's ability to operate; however, the Company has little, if any, ability to influence such an outcome, or to make alternative arrangements in advance for such services if they are unavailable. Additionally, the Company believes that disruptions in the economy generally resulting from Year 2000 issues could have a material adverse impact on the Company. The amount of potential liability or loss of revenue to the Company cannot be reasonably estimated at this time.

The information contained herein, as well as all information previously filed by the Company regarding its Year 2000 readiness, are designated as Year 2000 readiness disclosures as defined by the Year 2000 Information and Readiness Disclosure
Act.

Economic and Monetary Union in Europe (EMU)

EMU refers to the movement toward economic and monetary union in Europe with the ultimate goal of introducing a single currency called the euro. While the European monetary union will have profound financial and political implications, the Company believes that the formation of EMU will not impact the Company's earnings in any material way.


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments as the Company does not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in corporate debt securities and repurchase agreements. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both March 31, 1999 and 1998. There were no realized gains or losses in the periods ended March 31, 1999 or 1998.

                PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

Number   Description
  3.1    Amended and Restated Certificate of Incorporation (1)
  3.2    Amended and Restated By-Laws (1)
 10.1    1993 Stock Option Plan, as amended, of Catalyst USA,
         Inc.* (1)
 10.2    1997 Director Stock Option Plan of Catalyst
         International, Inc.* (2)
 27 	    Financial Data Schedule
----------
* Represents a compensation plan.
(1) Incorporated by reference to Registration Statement 33-
    97522C on Form SB-2.
(2) Incorporated by reference to Exhibit 4.1 of Registration Statement 33-97522C on Form S-8 dated September 26, 1997.

     (b)    Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1999.

                          SIGNATURES


Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CATALYST INTERNATIONAL, INC.

Dated:  May 13, 1999             By: /s/ Sean P. McGowan
                                     --------------------------
                                 Sean P. McGowan
                                 President and Chief Executive
                                 Officer

                                 Signing on behalf of the
                                 registrant and as principal
                                 executive officer.

Dated: May 13, 1999              By: /s/ Thomas G. Hickinbotham
                                     --------------------------
                                 Thomas G. Hickinbotham
                                 Vice President and Chief
                                 Financial Officer

                                 Signing on behalf of the
                                 registrant and as principal
                                 financial officer.

Dated: May 13, 1999              By: /s/ Linda D. Sullivan
                                     --------------------------
                                 Linda D. Sullivan
                                 Controller
                                 (Principal Accounting Officer)