Form 10-Q
period 1999-06-30
CATALYST INTERNATIONAL INC
filed 1999-08-16
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

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

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 13, 1999, 7,070,261 shares of the issuer's common stock were outstanding.

                   CATALYST INTERNATIONAL, INC.
                           FORM 10-Q
              FOR THE PERIOD ENDED JUNE 30, 1999

                              INDEX

                                                        Page No.
                PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 1999 and
           December 31, 1998..............................   3

         Statements of Operations - Three months ended
           June 30, 1999 and 1998.........................   7

         Statements of Operations - Six months ended
           June 30, 1999 and 1998.........................   9

         Statements of Cash Flows - Six months ended
           June 30, 1999 and 1998.........................  11

         Notes to Financial Statements....................  13


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....  14

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk......................................  25

Item 4.  Submission of Matters to a Vote of Security
         Holders..........................................  25

                   PART II-OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................  27

         Signatures.......................................  28

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS


                                           June 30,   Dec. 31,
                                             1999       1998
                                         (unaudited)
Current Assets:
Cash and cash equivalents                    $ 7,720   $ 8,555
Accounts receivable                           11,976     9,739
Revenues in excess of billings                   493         -
Prepaid expenses                                 684       503
                                             -------   -------
     Total Current Assets                     20,873    18,797

Equipment and Leasehold Improvements:
Computer hardware and software                 6,050     5,421
Office equipment                               2,299     2,330
Leasehold improvements                           875       872
                                             -------   -------
                                               9,224     8,623
Less accumulated depreciation                  5,190     4,533
                                             -------   -------
     Total Equipment and Leasehold
       Improvements                            4,034     4,090

Purchased software and capitalized
  software development costs                   1,471     1,025
Intangible assets, net of accumulated
  amortization of $123 in 1999 and
  $54 in 1998                                    490       559



Goodwill, net of accumulated
  amortization of $128 in 1999 and
  $44 in 1998                                  1,002     1,086
                                             -------   -------

     Total Assets                            $27,870   $25,557
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                           Balance Sheets
              (in thousands, except per share data)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                           June 30,   Dec. 31,
                                             1999        1998
                                         (unaudited)
Current Liabilities:
Accounts payable                             $ 2,101   $ 1,744
Income taxes payable                               -       100
Accrued liabilities                            1,902     2,235
Deferred software license fees                     -       342
Deferred services and post-contract
  customer support                             5,141     4,457
Current portion of long-term debt                420       388
                                             -------   -------
     Total Current Liabilities                 9,564     9,266

Noncurrent Liabilities:
Long-term debt                                   305       412
Deferred services and post-contract
  customer support                               137       191
Deferred rent                                    275       285
                                             -------   -------
     Total Non-Current Liabilities               717       888
                                             -------   -------
     Total Liabilities                        10,281    10,154

Stockholders' Equity:
Preferred Stock, $.01 par value;
  2,000,000 shares authorized; none
    issued or outstanding                          -         -
Common stock, $.10 par value;
  25,000,000 shares authorized;
    shares issued: 8,848,000 in 1999
    and 8,767,000 in 1998                        885       877

Additional paid-in capital                    33,358    32,743



Accumulated deficit                           (8,283)   (9,846)
Treasury stock, at cost: 1,823,000 shares
  of common stock in 1999 and 1998            (8,371)   (8,371)
                                             -------   -------
Total Stockholders' Equity                    17,589    15,403
                                             -------   -------
Total Liabilities and Stockholders' Equity   $27,870   $25,557
                                             =======   =======

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                            Three months ended
                                                 June 30,
                                            ------------------
                                              1999      1998
                                              ----      ----
Revenues:
Software license fees                       $ 3,194    $ 1,662
Services and post-contract
  customer support                            6,085      5,278
Hardware and other                            2,230        881
                                            -------    -------
     Total Revenues                          11,509      7,821

Operating Expenses:
Cost of software license fees                   233        128
Cost of services and post-contract
  customer support                            3,761      3,446
Cost of hardware and other                    1,840        680
Product development                           2,329        866
Sales and marketing                           2,042      1,447
General and administrative                    1,359        848
                                            -------    -------
     Total Operating Expenses                11,564      7,415
                                            -------    -------
Income (loss) from operations                   (55)       406

Other income                                    164         41
                                            -------    -------
Net income                                  $   109    $   447
                                            =======    =======



Net income per share
     Basic                                  $   0.02   $  0.07
     Diluted                                $   0.01   $  0.06

Shares used in computing net income
  per share
     Basic                                    6,987      6,727
     Diluted                                  7,726      7,426


See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                      Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)


                                             Six months ended
                                                 June 30,
                                            ------------------
                                              1999      1998
                                              ----      ----
Revenues:
Software license fees                       $ 6,055    $ 3,770
Services and post-contract
  customer support                           12,670     10,400
Hardware and other                            3,511      1,116
                                            -------    -------
     Total Revenues                          22,236     15,286

Operating Expenses:
Cost of software license fees                   380        160
Cost of services and post-contract
  customer support                            7,634      7,172
Cost of hardware and other                    3,016        887
Product development                           3,913      1,563
Sales and marketing                           3,603      2,872
General and administrative                    2,373      1,965
                                            -------    -------
     Total Operating Expenses                20,919     14,620
                                            -------    -------
Income from operations                        1,317        667

Other income                                    245         72
                                            -------    -------
Net income                                  $ 1,562    $   739
                                            =======    =======



Net income per share
     Basic                                  $  0.22    $  0.11
     Diluted                                $  0.20    $  0.10

Shares used in computing net income
  per share
     Basic                                    6,976      6,702
     Diluted                                  7,716      7,293


See accompanying notes

                     CATALYST INTERNATIONAL, INC.

                      Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                           Six months ended
                                                                June 30,
                                                           ------------------
                                                             1999      1998
                                                             ----      ----
Operating Activities:
Net income                                               $ 1,562     $   739
Adjustments to reconcile net income to net
  Cash provided by operating activities:
     Depreciation and amortization                           867         632
     Compensation expense on stock options                   337          12
     Gain on disposal of fixed assets                        (11)          -
     Changes in operating assets and liabilities:
        Accounts receivable                               (2,237)        166
        Prepaid expenses                                    (181)          5
        Accounts payable                                     357         (83)
        Accrued liabilities                                 (433)       (204)
        Deferred services and maintenance                    630         561
        Revenues in excess of billings                      (835)       (868)
        Deferred rent                                        (10)         (9)
                                                         -------     -------
Total adjustments                                         (1,516)        212
                                                         -------     -------
Net cash provided by operating activities                     46         951

Investing Activities:
Purchase of equipment and leasehold improvements            (506)       (232)
Capitalization of software costs                            (446)          -
                                                         -------     -------
Net cash used in investing activities                       (952)       (232)

Financing Activities:
Payments on long-term debt                                  (216)        (65)
Proceeds from exercise of stock options                      287         234
                                                         -------     -------
   Net cash provided by financing activities                  71         169
                                                         -------     -------
Net increase (decrease) in cash                             (835)        888

Cash and cash equivalents at the beginning of period       8,555       4,256
                                                         -------     -------



Cash and cash equivalents at the end of the period       $ 7,720     $ 5,144
                                                         =======     =======

Noncash investing and financing activities:

There were no capital lease transactions in the second quarter of 1999. During the first quarter of 1999, the Company acquired
$141,000 of computer hardware under capital leases.

See accompanying notes

                    CATALYST INTERNATIONAL, INC.

                   NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999
                           (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

2. Net Income Per Share of Common Stock

The Company has presented net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128,
"Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.

                                           For the             For the
                                        Three Months         Six Months
                                       ended June 30,      ended June 30,
                                       1999     1998       1999     1998
                                       ----     ----       ----     ----
                                       (in thousands)      (in thousands)
Denominator
-----------
Denominator for basic earnings
  per share - weighted average
  common shares                        6,987    6,727      6,976    6,702
Effect of diluted securities -
  stock options and warrants             739      699        740      591
                                       -----    -----      -----    -----
Denominator for diluted
  earnings per share -
  adjusted weighted average
  common shares                        7,726    7,426      7,716    7,293
                                       =====    =====      =====    =====


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


Total Revenues

The Company's revenues are derived from software license fees, services and post-contract customer support ("PCS"), and hardware sales and other. Total revenues for the second quarter of 1999 were $11.5 million, which represented an increase of 47.2% over second quarter 1998 total revenues of $7.8 million. For the first six months of 1999, total revenues were $22.2 million, up 45.5% over 1998 total revenues of $15.3 million for the same period. The increase in total revenues for the six-month period was due primarily to an increase in third party hardware sales to customers who desire a turnkey solution, a greater base of installed customers who provided PCS revenues, and an increase in revenues from projects sold.

International revenues were $2.2 million in the second quarter of 1999, compared to international revenues of $1.9 million in the second quarter of 1998. International revenues represented 19.4% of total revenues for the second quarter of 1999 compared to 24.5% in the same period of 1998. International revenues increased slightly at June 30, 1999 compared to June 30, 1998 due to the addition of new customers in the UK, Canada, and Saudi Arabia. The Company anticipates continued growth of sales to foreign customers as it adds to its sales force and base of Value Added Resellers (VARs).

In early 1998, the Company decided that direct sales of its product in most foreign markets had both high cost and high risk. A decision was made to close the direct sales offices in Brazil, France, and Holland and focus on creating a global network of VAR who would sell, translate, and implement the WMS products in their respective countries. This strategy reduced cost and risk substantially, while offering a good opportunity to sell the WMS product in those markets. The Company now has such VAR relationships either in place or in progress in Europe, the Middle East, South America, and Asia, and has plans for further expansion elsewhere.

Software License Fees

Software license fee revenues consist of revenues from software license agreements for the Company's products, related add-on products, and third party software. The second quarter of 1999 software license fee revenues of $3.2 million represented an increase of 92.2% over second quarter of 1998 software license fee revenues of $1.7 million. For the first six months of 1999, license fee revenues increased by $2.3 million, or 60.6%, over 1998 license fee revenues of $3.8 million for the same period. This was attributable to increased sales of licenses requiring fewer modifications and additional license sales to existing customers.

The Company follows the software revenue recognition practices set forth in Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications (modifications costing more than 5% of the software license fee) to the software, the Company uses contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectable. Revenue for projects with no modifications or modifications costing less than 5% of the software license fee are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and payment is likely within 120 days. The Company believes that license fee revenues should increase in the future due to increased worldwide sales and marketing efforts, the introduction of new products, and efforts to deliver standard packaged solutions that meet the requirements of its six vertical markets (retail, consumer goods, motor vehicle and parts, industrial technology, process goods, and Internet fulfillment).


Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased 15.3% to $6.1 million in the second quarter of 1999, up from $5.3 million in the second quarter of 1998. For the six-month period ended June 30, 1999, services and PCS revenues were $12.7 million, an increase of

$2.3million, or 21.8%, over $10.4 million for the first six months of 1998. The components of services and PCS revenues as a percentage of total revenues in the second quarter of 1999 were 11.7% for software modifications, 26.4% for professional services, and 14.8% for PCS agreements compared with 14.4%, 36.0%, and 17.0%, respectively, in the second quarter of 1998. Services and PCS revenues increased in the second quarter of 1999 due to the combined effect of an increased number of the Company's product implementations at new customer sites, multi-site rollouts for existing customers, upgrades to new releases of the Company's products, and renewals of PCS agreements.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by a customer. The Company believes that while a certain amount of software modifications will always be necessary, future modifications revenues as a percentage of total revenues should decrease due to the increased functionality of newer releases of the Company's products.

Professional services revenues are derived from training, technical services, performance of the CRP, project management, and implementation services. The Company expects that future professional services revenues should continue to increase due to expected implementations of new customer sites and multi-site roll-outs for existing customers. The increase in professional services revenue was due to an effort on the part of the Company to sell upgrades, training, and other services to existing customers. Revenue for professional services is recognized based on the number of hours of work actually performed.

Customers may enter into a one-year agreement for PCS at the time they first license the products and, once the software is installed and the warranty period has expired, pay for the first year of PCS fees in advance. The increase in PCS revenues was due primarily to growth in the installed customer base for the Company's products and current customers renewing their PCS agreements. PCS revenues are recognized ratably over the term of the PCS agreement. The Company believes that PCS revenues may increase in the future as more of the Company's products are implemented, resulting in the execution of corresponding PCS agreements and renewal of existing PCS agreements.


Hardware and Other

Hardware and other revenues consist of products that the Company sold to its customers on behalf of other manufacturers.
Hardware and other revenues consist of computer hardware, radio frequency equipment, and printers. Hardware and other revenues increased $1.3 million to $2.2 million in the second quarter of 1999 from $881,000 during the same period of 1998. Hardware sales represented 15.8% of total revenues in the first half of 1999 compared to 7.3% for the same period in 1998. The increase in hardware and other revenue was due to a desire by certain customers for a turnkey solution.


Cost of Software License Fees

Cost of software license fees consists of the cost of third-party software products sold by the Company. In the second quarter of 1999, cost of software license fees increased to $233,000 from $128,000 in the second quarter of 1998 due to an increase in revenues from the sale of third party software. Year to date cost of software license fees increased by 137.5% to $380,000 in 1999 from $160,000 in 1998.

The Company expects to continue to expense the cost of developing new releases of its primary product offering, the Catalyst WMS for UNIX, and therefore anticipates that the cost of software license fees for that product and related third party software should remain approximately the same in the future as a percentage of total software license fee revenues.


Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. The cost of services and PCS increased 9.1% to $3.8 million in the second quarter of 1999 from $3.4 million for the second quarter of 1998. However, as a percentage of services and PCS revenues, the cost of services and PCS decreased to 61.8% for the second quarter of 1999 from 65.3% for the second quarter of 1998, reflecting improvement and efficiencies in the delivery of these services. Year to date cost of services and PCS increased 6.4% to $7.6 million in 1999, from $7.2 million for the same period in 1998 and decreased as a percent of related revenues to 60.3% at June 30, 1999 from 69.0% at June 30, 1998. The cost of services and PCS increased in relation to the growth in revenues from these services.


Cost of Hardware and Other

Cost of hardware and other consists primarily of the cost of products sold by the Company on behalf of other manufacturers. The Company does not inventory, service, or discount hardware items, but makes them available to customers who desire a turnkey solution. Cost of third party hardware in the second quarter of 1999 was $1.8 million compared to $680,000 for the second quarter of 1998. The increase in cost is attributable to the increase in sales of third party hardware.


Product Development

Product development costs include expenses associated with research and development, including costs of engineering personnel and related development expenses such as development software tools, training, and documentation. Product development expenses as a percentage of total revenues for the second quarter of 1999 increased to 20.2% from 11.1% in the second quarter of 1998. Actual product development expenses were $2.3 million in the second quarter of 1999, representing an increase of 168.9%. The increase in product development costs was primarily due to the Company's current efforts to develop new products and enhance its current product offerings as well as develop new features and functions in its key verticals. The Company continues to expense all software development costs related to its UNIX product as incurred. On its NT-based product, the Company capitalized approximately $250,000 in additional development costs for the second quarter of 1999, and also expects there may be additional capitalization before the product is available for general release. The Company believes that product development costs should decrease as a percentage of total revenues in the future.


Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions, marketing and promotional tools and expenses, and travel expenses. Sales and marketing expenses as a percentage of total revenues for the second quarter of 1999 decreased to 17.7% from 18.5% in the second quarter of 1998. Actual sales and marketing expenses increased to $2.0 million in the second quarter of 1999 compared to $1.4 million in the second quarter of 1998. The decrease in sales and marketing expenses as a percentage of total revenues in the second quarter of 1999 was due to the increase in revenues generated over the comparable quarter. The increase in actual sales and marketing expenses was primarily due to increased trade show and promotional activities and the addition of sales and marketing personnel.


General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, and quality assurance personnel. General and administrative expenses as a percentage of total revenues for the second quarter of 1999 increased slightly to 11.8% from 10.8% in the second quarter of 1998. Actual general and administrative expenses increased to $1.4 million in the second quarter of 1999 from $848,000 in the second quarter of 1998. The increase in general and administrative expenses in the current period was a combination of several factors, including compensation expense for the former chief financial officer and an increase in employee procurement expenses. For the six-month period, general and administrative expenses were $2.4 million for 1999 compared to $2.0 million for 1998. The Company expects that general and administrative expenses may increase in the future, but should continue to decrease as a percentage of total revenues.

Other Income and Expense

Included in other income and expense for the second quarter of 1999 was $115,000 of interest income on investments and $17,000 interest expense on equipment leases. Other income and expenses also consisted of a foreign currency translation gain of approximately $28,000 and other income of approximately $38,000. This compares to $58,000 of interest income offset by $17,000 of interest and other expense in the first quarter of 1998. The increase in interest income in 1999 was due to higher cash balances and better interest rates earned compared to the second quarter of 1998. Interest expense in the second quarter of 1999 decreased compared to the second quarter of 1998 as there were no new computer equipment leases entered into in the second quarter of 1999 and interest expense became a smaller component of lease payments.


Income Tax Expense

No federal and state tax expense was recorded for the quarter or six-month period ended June 30, 1999 and 1998 due to the Company's federal and state net operating loss position. No deferred tax expense was recorded in the quarters ended June 30, 1999 and 1998 as the Company continues to have a substantial net operating loss carryforward. The Company recorded a valuation allowance to reserve for the net deferred tax assets.


Liquidity and Capital Resources

Net cash provided by operating activities was $46,000 for the six months ended June 30, 1999, compared to $951,000 during the six months ended June 30, 1998. The decrease during this period was due primarily to the increase in accounts receivable.

Cash used for investing activities increased to $952,000 during the six months ended June 30, 1999 from $232,000 during the six months ended June 30, 1998 due to increased equipment and leasehold improvement purchases as well as capitalized software costs.

Financing activities generated cash of $71,000 in the first six months of 1999 compared to $169,000 in the first six months of 1998. The decrease in net cash provided by financing activities in 1999 was due to an increase in payments on leases compared to 1998.

As of June 30, 1999, the Company had $7.7 million in cash and cash equivalents, which consisted primarily of money market funds and commercial paper. In addition, the Company has a $1.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. As of June 30, 1999, there were no amounts outstanding under the Revolving Credit Facility.

Accounts receivable was $12.0 million as of June 30, 1999. This compares to $9.7 million at December 31, 1998. The increase from the December 31, 1998 balance was due to increased sales in the latter part of the second quarter of 1999. At June 30, 1999, the Company had reserves for doubtful accounts of $379,000 and feels it has adequately provided for any risks known or anticipated at this time.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, the financing of anticipated growth, and possible acquisition of software products or technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, and available line of credit, along with anticipated cash generated from operations, should be sufficient to satisfy its cash requirements for at least the next 12 months.

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

To date, the Company has expended approximately $275,000 in conjunction with its Year 2000 readiness plan. The Company expects that the cost of completing this Year 2000 readiness plan, including replacement of all necessary computer systems, will not exceed an additional $75,000.

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


Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk

The Company does not believe it has material exposure to market risk with respect to any of its investments as the Company does not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in corporate debt securities and repurchase agreements. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both June 30, 1999 and 1998. There were no realized gains or losses in the periods ended June 30, 1999 or 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1999 Annual Meeting of Stockholders was held on
Monday, April 26, 1999. At the meeting, the first matter acted upon by the stockholders was the re-election of James F.

Goughenour and Sean P. McGowan as Class I Directors for three-year terms expiring at the 2002 Annual Meeting of Stockholders or until their successors are duly qualified and elected. The terms of all other then-serving directors continued after the meeting, including Roy J. Carver, Jr., Douglas B. Coder, and Terrence L. Mealy. As of March 12, 1999, record date for the Annual Meeting, 6,970,679 shares of Common stock were outstanding and eligible to vote. Of the 6,376,877 shares of Common stock voted at the meeting, in person or by proxy, at least 6,363,327 were for the re-election and no more than 13,550 shares voted against the election of Messrs. Goughenour and McGowan.

The second matter acted upon by the stockholders was the ratification of the appointment by the Company's Audit Committee of Ernst & Young LLP as the Company's independent auditors for 1998. Of the 6,376,877 shares of Common stock voted at the meeting, in person or by proxy, 6,376,469 were voted in favor of the ratification and 200 shares abstained from a vote on the ratification.

No other matters were brought before the Annual Meeting for a stockholder vote.

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

     (b)    Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1999.

                          SIGNATURES


Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CATALYST INTERNATIONAL, INC.

Dated:  August 16, 1999          By: /s/ Sean P. McGowan
                                     --------------------------
                                 Sean P. McGowan
                                 President and Chief Executive
                                 Officer

                                 Signing on behalf of the
                                 registrant and as principal
                                 executive officer.

Dated: August 16, 1999           By: /s/ Timothy Sherlock
                                     --------------------------
                                 Timothy Sherlock
                                 Vice President, Finance and
                                 Chief Financial Officer

                                 Signing on behalf of the
                                 registrant and as principal
                                 financial officer.