Form 10-Q
period 1999-09-30
CATALYST INTERNATIONAL INC
filed 1999-11-15
CIK 915508

United States
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999

                              OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES ACT OF 1934
        For the transition period from ________ to ________

                  Commission File Number 0-27138

                   CATALYST INTERNATIONAL, INC.
                 --------------------------------
    (Exact Name of Registrant as Specified in Its Charter)


     Delaware                                     39-1415889
----------------------------------------------------------------
(State or Other Jurisdiction                    (IRS Employer
of Incorporation or Organization)            Identification No.)

     8989 North Deerwood Drive, Milwaukee, WI         53223
  ------------------------------------------------------------
  (Address of Principal Executive Offices)          (Zip Code)

                         (414) 362-6800
                      --------------------
       (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

  As of November 11, 1999, 7,867,305 shares of the issuer's common stock were outstanding.

                   CATALYST INTERNATIONAL, INC.

                            FORM 10-Q

            FOR THE PERIOD ENDED SEPTEMBER 30, 1999


                             INDEX


                                                      Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Balance Sheets - September 30, 1999
     and December 31, 1998. . . . . . . . . . . . . . . .    3
   Statements of Operations - Three months ended
     September 30, 1999 and 1998. . . . . . . . . . . . .    5
   Statements of Operations - Nine months ended
     September 30, 1999 and 1998. . . . . . . . . . . . .    6
   Statements of Cash Flows - Nine months ended
     September 30, 1999 and 1998. . . . . . . . . . . . .    7
   Notes to Financial Statements. . . . . . . . . . . . .    8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. .    9

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .   20

Item 2.  Changes in Securities and Use of Proceeds. . . .   21

Item 6.	Exhibits and Reports on Form 8-K. . . . . . . .   21

Signatures. . . . . . . . . . . . . . . . . . . . . . . .   22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   CATALYST INTERNATIONAL, INC.

                          Balance Sheets
                          (in thousands)

                              ASSETS

                                        September 30,   December 31,
                                                 1999           1998
                                        -------------   ------------
                                           (unaudited)
Current Assets:
  Cash and cash equivalents                   $19,473        $ 8,555
  Accounts receivable                          11,059          9,739
  Revenues in excess of billings                  489              -
  Prepaid expenses                                569            503
                                              -------        -------

    Total Current Assets                       31,590         18,797

Equipment and Leasehold Improvements:
  Computer hardware and software                6,221          5,421
  Office equipment                              2,326          2,330
  Leasehold improvements                          880            872
                                              -------        -------

                                                9,427          8,623
Less accumulated depreciation                   5,522          4,533
                                              -------        -------

    Total Equipment and
      Leasehold Improvements                    3,905          4,090

Purchased software and capitalized
  software development costs                        -          1,025
Intangible assets, net of accumulated
  amortization of $54 in 1998                       -            559
Goodwill, net of accumulated amortization
  of $44 in 1998                                    -          1,086

    Total Assets                              $35,495        $25,557
                                              =======       =======

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                         Balance Sheets
              (in thousands, except per share data)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                       September 30,    December 31,
                                                1999            1998
                                       -------------    ------------
                                       (unaudited)
Current Liabilities:
  Accounts payable                           $ 1,849         $ 1,744
  Income taxes payable                             -             100
  Accrued liabilities                          2,310           2,235
  Deferred software license fees                   -             342
  Deferred services and post-contract
    customer support                           5,401           4,457
  Current portion of long-term debt              364             388
                                             -------         -------

    Total Current Liabilities                  9,924           9,266

Noncurrent Liabilities:
  Long-term debt                                 250             412
  Deferred services and post-contract
    customer support                             137             191
  Deferred rent                                  270             285

Stockholders' Equity:
  Preferred Stock, $.01 par value;
    2,000,000 shares authorized;
    none issued or outstanding                     -               -
  Common stock, $.10 par value;
    25,000,000 shares authorized;
    shares issued: 8,918,000 in 1999
    and 8,767,000 in 1998                        892             877
  Additional paid-in capital                  42,510          32,743
  Accumulated deficit                        (13,724)         (9,846)
  Treasury stock, at cost: 1,064,000
    shares of common stock in 1999
    and 1,823,000 shares in 1998              (4,764)         (8,371)
                                             -------         -------

Total Stockholders' Equity                    24,914           15,403

Total Liabilities and Stockholders' Equity   $35,495          $25,557
                                             =======         ======

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)

                                               Three months ended
                                                  September 30,
                                              1999             1998
                                              -------       -------
Revenues:
  Software license fees                       $   650       $ 2,311
  Services and post-contract
    customer support                            6,513         5,179
  Hardware and other                            1,727         1,329
                                              -------       -------
    Total Revenues                              8,890         8,819

Operating Expenses:
  Cost of software license fees                    69           187
  Cost of services and post-contract
    customer support                            4,125         3,695
  Cost of hardware and other                    1,483         1,064
  Product development                           1,894           814
  Sales and marketing                           1,806         1,184
  General and administrative                    1,494         1,047
  Restructuring and other charges               3,588             -
                                              -------       -------
    Total Operating Expenses                   14,459         7,991
                                             -------       -------

Income (loss) from operations                  (5,569)          828
Other income                                      128            57
                                              -------       -------
Net income (loss)                             $(5,441)     $    885
                                              =======       =======

Net income (loss) per share
  Basic                                       $ (0.74)     $   0.13
  Diluted                                     $ (0.74)     $   0.12


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statements of Operations
             (in thousands, except per share amounts)
                           (unaudited)

                                                 Nine months ended
                                                  September 30,
                                              1999             1998
                                              -------       -------
Revenues:
  Software license fees                       $ 6,705       $ 6,081
  Services and post-contract
    customer support                           19,183        15,580
  Hardware and other                            5,238         2,445
                                              -------       -------
    Total Revenues                             31,126        24,106

Operating Expenses:
  Cost of software license fees                   449           347
  Cost of services and post-contract
    customer support                           11,759        10,867
  Cost of hardware and other                    4,499         1,951
  Product development                           5,807         2,377
  Sales and marketing                           5,410         4,055
  General and administrative                    3,866         3,014
  Restructuring and other charges               3,588             -
                                              -------       -------
    Total Operating Expenses                   35,378        22,611
                                              -------       -------

Income (loss) from operations                  (4,252)        1,495
Other income                                      373           129
                                              -------       -------
Net income (loss)                             $(3,879)      $ 1,624
                                              =======       =======

Net income (loss) per share
  Basic                                       $ (0.55)      $  0.24
  Diluted                                     $ (0.55)      $  0.22


See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                     Statements of Cash Flows
                          (in thousands)
                           (unaudited)

                                                         Nine months ended
                                                           September 30,
                                                       1999             1998
                                                       -------       -------
Operating Activities:
  Net income (loss)                                    $(3,879)      $ 1,624
  Adjustments to reconcile net income (loss) to net
    Cash provided by (used in) operating activities:
      Depreciation and amortization                      1,283           973
      Compensation expense on stock options                342            19
      Loss on disposal of fixed assets                      28             -
      Provision for restructuring and other charges      3,257             -
    Changes in operating assets and liabilities:
      Accounts receivable                               (1,345)       (1,011)
      Prepaid expenses                                     (57)          112
      Accounts payable                                      75           397
      Accrued liabilities                                 (203)         (455)
      Deferred services and post-contract
        customer support                                   890         1,112
      Revenues in excess of billings                      (831)         (153)
Deferred rent                                              (14)          (14)
                                                       -------       -------
Total adjustments                                        3,425           980
                                                       -------       -------

Net cash provided by (used in) operating activities       (454)        2,604

Investing Activities:
  Purchase of equipment and leasehold improvements        (796)         (422)
  Capitalization of software costs                        (566)           10
                                                       -------       -------

Net cash used in investing activities                   (1,362)         (412)

Financing Activities:
  Payments on long-term debt                              (314)         (185)
  Proceeds from exercise of stock options                  638           310
  Net proceeds from sale of treasury stock              12,410             -
                                                       -------       -------
    Net cash provided by financing activities           12,734           125
                                                       -------       -------

Net increase in cash                                    10,918         2,317
Cash and cash equivalents at the beginning of period     8,555         4,256
                                                       -------       -------
Cash and cash equivalents at the end of the period     $19,473       $ 6,573
                                                       =======       =======

Noncash investing and financing activities:
  For the nine months ended September 30, 1999 and 1998, the Company acquired $158,000 and $22,000, respectively, of computer hardware under capital leases.

See accompanying notes

                   CATALYST INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 1999
                            (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited year-end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the audited financial statements and footnotes thereto included in the Catalyst International, Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Net Income Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share.

                                           For the        For the
                                        Three Months    Nine Months
                                            ended           ended
                                        September 30,   September 30,
                                         1999    1998    1999    1998
                                        -----   -----   -----   -----
                                       (in thousands)   (in thousands)
Denominator
Denominator for basic earnings
  per share - weighted average
  common shares                         7,320   6,780   7,093   6,723
Effect of dilutive securities -
  stock options and warrants                -     597       -     594
                                        -----   -----   -----   -----

Denominator for diluted earnings
  per share - adjusted weighted
  average common shares                 7,320   7,377   7,093   7,317
                                        =====   =====   =====   =====

3.  Strategic Alliance with SAP America, Inc.

During the third quarter of 1999, the Company and SAP America, Inc. announced that SAP America, Inc. acquired a 9.7% stake in the Company and that the Company and SAP AG (the parent company of SAP America, Inc.) have entered into an advanced strategic alliance. In connection with the strategic alliance (the "Alliance"), SAP America, Inc. acquired approximately 760,000 shares of the Company's common stock at a price of $17 per share.

4.  Restructuring and Other Charges

In the third quarter of fiscal 1999, the Company recorded a restructuring charge aggregating $3.6 million related to the discontinuance of the Windows NT(r) WMS product, as required under the Alliance. The restructuring charge included $557,000 relating to the closing of the Orlando, Florida office and termination of employees. In addition, the charge included a $3.0 million non-cash charge for both the write-off of capitalized software and other intangibles related to the Windows NT(r) WMS product, the future value of which was impaired by the restructuring actions. The Company expects that all material restructuring actions will be completed by the end of the fourth quarter of fiscal year 1999.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements. These statements use words such as "anticipate," "estimate," or "future," or may be identified as "the Company expects" or "the Company believes" or otherwise stated as the Company's predictions for the future. These statements, as with any predictions of the future, involve certain risk factors beyond the Company's control. The Company's actual results may differ materially from the results discussed in the forward-looking statements and any such differences could have a material negative impact on the Company's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for the Company's products, delays in the timely availability of new features and releases of the Company's products, a too rapid increase in the Company's level of spending, actions taken by competitors, technological changes, those herein identified, those discussed in the Company's Registration Statement on Form SB-2 filed with the SEC, and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues

The Company's revenues are derived from software license fees, services and post-contract customer support ("PCS"), and hardware sales and other. Total revenues for the third quarter of 1999 were $8.9 million, which represented an increase of 1.0% over the third quarter of 1998 total revenues of $8.8 million. For the nine months ended September 30, 1999, total revenues were $31.1 million, representing an increase of 29.4% over 1998 total revenues of $24.1 million for the same period. The increase in total revenues for the nine-month period was due primarily to a greater number of contracts signed, the accompanying consulting and professional services resulting from new and existing customers, and an increase in third party hardware sales to customers. The Company believes its third quarter results were greatly affected by the year 2000 slowdown in sales of application software packages. The Company expects fourth quarter results to be in line with the third quarter.

International revenues were $1.2 million in the third quarter of 1999, representing 13.9% of total revenues, compared to international revenues of $1.5 million, or 17.4% of total revenues, in the third quarter of 1998. Total international revenues were $6.0 million and $5.4 million for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, international revenues represented 19.2% of total revenues compared to 22.3% in the same period of 1998. This decrease in international revenues as a percentage of total year-to-date revenues was due to the fewer number of contracts signed in the period. The Company believes that international license fee revenues will increase with the presence of a new director of international sales.

Software License Fees

Software license fee revenues consist of revenues from software license agreements for the Company's products, related add-on products, and third party software. The third quarter of 1999 software license fee revenues of $650,000 represented a decrease from third quarter of 1998 software license fee revenues of $2.3 million. This decrease was due to the lack of new customer contracts signed in the third quarter of 1999. For the nine months ended September 30, 1999, license fee revenues of $6.7 million increased by $624,000, or 10.3%, over 1998 license fee revenues of $6.1 million for the same period. This was attributable to increased sales of licenses requiring fewer modifications and additional license sales to existing customers.

The Company follows the software revenue recognition practices set forth in Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications (modifications costing more than 5% of the software license fee) to the software, the Company uses contract accounting procedures (based upon percentage of completion) to recognize revenue, provided that such amounts are reasonably collectable. Revenue for projects with no modifications or modifications costing less than 5% of the software license fee are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and payment is likely within 120 days. Although the Company has seen a significant slowdown in new contracts signed in the third quarter of 1999 and does not believe there will be a material increase in new contracts signed in the fourth quarter of 1999, the Company does believe that license fee revenues should increase in early 2000 due to increased worldwide sales and marketing efforts, the introduction of new products, and efforts to deliver standard packaged solutions that meet the requirements of its six vertical markets (retail, consumer goods, motor vehicle and parts, industrial technology, process goods, and Internet fulfillment).

Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased 25.8% to $6.5 million in the third quarter of 1999, from $5.2 million in the third quarter of 1998. For the nine-month period ended September 30, 1999, services and PCS revenues were $19.2 million, an increase of $3.6 million, or 23.1%, over $15.6 million for the same period in 1998. Services and PCS revenues increased in the third quarter and year-to-date 1999 periods due to the combined effect of an increased number of the Company's product implementations at new customer sites, multi-site rollouts for existing customers, upgrades to new releases of the Company's products, and renewals of PCS agreements. The components of services and PCS revenues as a percentage of total revenues in the third quarter of 1999 were 18.8% for software modifications, 34.7% for professional services, and 19.8% for PCS agreements compared with 8.3%, 32.2%, and 18.1%, respectively, in the third quarter of 1998.

Software modifications are determined during the customer's
Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by a customer. The Company believes that as the number of new contracts increases, future modifications revenues as a percentage of total revenues should decrease due to the increased functionality of newer releases of the Company's products.

Professional services revenues are derived from training, technical services, performance of the CRP, project management, and implementation services. Revenue for professional services is recognized based on the number of hours of work actually performed. The increase in professional services revenue for the third quarter of 1999 was due to an effort on the part of the Company to sell upgrades, training, and other services to existing customers. The Company believes that future professional services revenues could decrease due to the lack of new customer contracts signed in the third quarter of 1999.

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

Hardware and Other

Hardware and other revenues consist of products that the Company sold to its customers on behalf of hardware and other equipment manufacturers. Hardware and other revenues consist of computer hardware, radio frequency equipment, and printers. Hardware and other revenues increased $398,000 to $1.7 million in the third quarter of 1999 from $1.3 million during the same period in 1998. For the nine months ended September 30, 1999, hardware and other revenues were $5.2 million as compared to $2.4 million for the same period in 1998. Hardware sales represented 16.8% of total revenues for the nine months ended September 30, 1999 compared to 10.1% for the same period in 1998. The increase in hardware and other revenue was due to a continued desire by certain customers for a turnkey solution.

Cost of Software License Fees

Cost of software license fees consists of the cost of third party software products sold by the Company. In the third quarter of 1999, cost of software license fees decreased to $69,000 from $187,000 in the third quarter of 1998 due to a decrease in revenues from the sale of third party software. Year-to-date cost of software license fees increased by 29.4% to $449,000 in 1999 from $347,000 in 1998.

The Company expects to continue to expense the cost of developing new releases of its primary product offering, the Catalyst WMS for UNIX, and therefore anticipates that the cost of software license fees for that product and related third party software should remain approximately the same in the future as a percentage of total software license fee revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. The cost of services and PCS increased 11.6% to $4.1 million in the third quarter of 1999 from $3.7 million for the third quarter of 1998. However, as a percentage of services and PCS revenues, the cost of services and PCS decreased to 63.3% for the third quarter of 1999 from 71.3% for the third quarter of 1998, reflecting improvement and efficiencies in the delivery of these services. Year-to-date cost of services and PCS increased 8.2% to $11.8 million in 1999, from $10.9 million for the same period in 1998 and decreased as a percent of related revenues to 61.3% at September 30, 1999 from 69.7% at September 30, 1998. The Company believes that cost of services and PCS as a percentage of related revenues could increase due to the potential decline in new contracts mentioned in the Services and PCS section, above.

Cost of Hardware and Other

Cost of hardware and other consists primarily of the cost of products sold by the Company on behalf of other manufacturers. The Company does not inventory, service, or discount hardware items, but makes them available to customers who desire a turnkey solution. Cost of third party hardware in the third quarter of 1999 was $1.5 million compared to $1.1 million for the third quarter of 1998. For the nine-month period, cost of third party hardware and other was $4.5 million, compared to $2.0 million for the nine months ended September 30, 1998. The increase in cost for the quarter and the year is attributable to the increase in sales of third party hardware.

Product Development

Product development costs include expenses associated with research and development, including costs of engineering personnel and related development expenses such as development software tools, training, and documentation. Product development expenses as a percentage of total revenues for the third quarter of 1999 increased to 21.3% from 9.2% in the third quarter of 1998. Actual product development expenses were $1.9 million in the third quarter of 1999 compared to $814,000 in the third quarter of 1998, representing an increase of $1.1 million.

The increase in product development costs was primarily due to the Company's current efforts to develop new products and enhance its current product offerings, as well as develop new features and functions in its key verticals. The Company believes that product development costs should decrease as a percentage of total revenues in the future. The Company continues to expense all software development costs related to its UNIX product as incurred.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and commissions, marketing and promotional tools and expenses, and travel expenses. Sales and marketing expenses as a percentage of total revenues for the third quarter of 1999 increased to 20.3% from 13.4% in the third quarter of 1998. For the nine months ended September 30, 1999, sales and marketing expenses as a percentage of total revenues increased to 17.4% from 16.8% for the same period in 1998. Although sales and marketing expenses as a percentage of total revenues was relatively flat for the nine-month period, there was an increase in the third quarter expenses as a percentage of revenues due to the lower sales volume.

Actual sales and marketing expenses increased to $1.8 million in the third quarter of 1999 compared to $1.2 million in the third quarter of 1998. For the nine months ended September 30, 1999, actual sales and marketing expenses were $5.4 million, compared to $4.1 million for the same period in 1998, presenting an increase of 33.4%. The increase in actual sales and marketing expenses was primarily due to increased trade show and promotional activities and the addition of sales and marketing personnel.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, and quality assurance personnel. Actual general and administrative expenses increased to $1.5 million in the third quarter of 1999 from $1.0 million in the third quarter of 1998 due to legal expenses incurred related to the formation of the Alliance, employee procurement costs, and increases in reserve levels. Year-to-date general and administrative expenses increased to $3.9 million from $3.0 million at September 30, 1998, an increase of $852,000. The increase in 1999 year-to-date expenses was due to the factors mentioned above as well as the second quarter one-time charge to compensation expense for the former chief financial officer.

General and administrative expenses as a percentage of total revenues for the third quarter of 1999 increased to 16.8% from 11.9% in the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenses as a percentage of total revenues decreased slightly to 12.4% from 12.5% in the same period in 1998. The Company expects that general and administrative expenses may increase in the future, but should continue to decrease as a percentage of total revenues.

Restructuring and Other Charges

During the third quarter of 1999, the Company initiated a restructuring plan to discontinue development of its Windows NT(r) WMS product and close its Orlando, Florida office. The restructuring plan was put in place due to the Alliance, which was announced in the third quarter of 1999. Because of the Alliance, the Company has made significant management changes and plans to further expand its marketing efforts to increase exposure of its UNIX WMS products and services.

Restructuring charges as of September 30, 1999 amounted to $3.6 million and included severance payments made to seven employees; office lease and equipment lease cancellations; write-off of intangible assets, including purchased software and capitalized software development costs, assembled workforce, customer list, and goodwill; and other miscellaneous expenses.

Other Income and Expense

Included in other income and expense for the third quarter of 1999 was $155,000 of interest income on investments and $69,000 interest expense on equipment leases. Other income and expenses also consisted of a foreign currency translation gain of $42,000. This compares to $71,000 of interest income and $14,000 of interest and other expense in the third quarter of 1998. For the nine months ended September 30, 1999, interest income on equipment leases was $380,000. Other income and expense included a foreign currency translation gain of $70,000 and other expenses of $77,000. For the same period in 1998, interest income was $166,000 and was offset by $37,000 of interest expense. The increase in interest income in 1999 was due to increased cash levels as a result of the sale of treasury stock to SAP America, Inc. in the third quarter of 1999. The increase in interest expense in 1999 compared to 1998 was due to new computer equipment lease transactions in 1999.

Income Tax Expense

No federal and state tax expense was recorded for the quarters or nine-month periods ended September 30, 1999 and 1998 due to the Company's federal and state net operating loss position. No deferred tax expense was recorded in the quarters ended September 30, 1999 and 1998 as the Company continues to have a substantial net operating loss carryforward. The Company recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $454,000 for the nine months ended September 30, 1999, compared to $2.6 million provided by operating activities for the nine months ended

September 30, 1998. The decrease during this period was due primarily to the net loss of $3.9 million.

Cash used in investing activities increased to $1.4 million during the nine months ended September 30, 1999 from $412,000 during the nine months ended September 30, 1998 due to increased equipment and leasehold improvement purchases as well as capitalized software costs.

Financing activities generated cash of $12.7 million for the nine months ended September 30, 1999 compared to $125,000 for the same period in 1998. The increase in net cash provided by financing activities in 1999 was primarily due to the proceeds from the sale of treasury stock to SAP America, Inc.

As of September 30, 1999, the Company had $19.5 million in cash and cash equivalents, which consisted primarily of money market funds and commercial paper. In addition, the Company signed a $5.0 million line of credit (the "Revolving Credit Facility"), which superseded a $1.0 million line of credit, with Bank One, Milwaukee, Wisconsin in October 1999. The Revolving Credit Facility bears interest at the prime rate subject to changes found in the Revolving Credit Facility agreement and expires in October 2000. As of September 30, 1999, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the new line since it was signed. Except for the increase in the line of credit, no significant terms were changed in the Revolving Credit Facility.

Accounts receivable were $11.1 million as of September 30, 1999. This compares to $9.7 million at December 31, 1998 and $9.2 million as of September 30, 1998. The increase from the December 31, and September 30, 1998 balances was due to a longer than anticipated collection cycle at September 30, 1999 compared to December 31 and September 30, 1998. At September 30, 1999, the Company had reserves for doubtful accounts of $788,000 and believes it has adequately provided for any risks known or anticipated at this time.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products and enhancement of existing products, and the financing of anticipated growth. The Company believes that its existing cash, cash equivalents, and available line of credit, along with anticipated cash generated from operations, should be sufficient to satisfy its cash requirements for at least the next 12 months.

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

The Company's primary software offering, the Catalyst WMS for UNIX, is written to store the year in the database using four digits to allow data entry in an unambiguous manner and to process program functions in four digits. The Company has certified that its most recent product offerings are capable of processing date-related data in four digits. The Company has extensively tested these products and has not to date found any material errors which could affect Year 2000 processing. However, due to the fact that the Company's products are integrated with different combinations of third party software and hardware products, any Year 2000 problem occurring within these third party software and hardware products may impact the operation of the Company's products which, in turn, may lead to claims against the Company. The potential for and outcome of such claims and impact on the Company cannot be estimated at this time.

In mid-1997, the Company began a proactive program of offering to its existing customers assistance in assessing whether the customer's fully integrated system is Year 2000 compliant and coordinating the remediation of non-compliant systems. The Company has contacted all customers with pre-release 7.0 of the Catalyst WMS and notified them that, because their systems interface with third party software and hardware products, their entire system should be reviewed for compliance. While certain customers have retained the Company to perform an assessment of and/or a coordination of the remediation work for their entire system, other customers have advised the Company that it has performed its own assessment/renovation.

With respect to the Company's internal computer systems and equipment, the Company has conducted a comprehensive review to ensure that all such systems are, or prior to the end of 1999 will be, Year 2000 compliant. The Company's Year 2000 readiness plan includes the following phases: (i) conducting an inventory of the Company's internal systems, including information technology systems and non-information technology systems (which include office and facilities' environment-related systems) and the systems acquired or to be acquired by the Company from third parties; (ii) assessing and prioritizing any required remediation; (iii) remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; (iv) testing of all remediated systems; and (v) developing a contingency plan. The Company has completed phases (i), (ii), and (iii) of this plan and is actively engaged in completing the remaining phases. The Company expects to complete all phases of its readiness plan before year-end.

In addition to assessing its internal systems, the Company has surveyed its material service providers, suppliers, and critical business partners to assess their Year 2000 readiness. While many of the material service providers, suppliers, and critical business partners have responded to this survey, not all have provided assurance of their Y2K readiness. Despite the Company's diligence, there can be no guarantee that the non-compliant systems of other entities which the Company relies upon in its day-to-day operations will not have a material adverse impact on the Company. The actual impact on the Company resulting therefrom cannot be determined at this time.

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


PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On October 8, 1999, a former customer (the "Claimant") instituted arbitration proceedings against the Company with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant attempts to revoke its 1998 acceptance of the Company's software product and alleges that the Company breached its warranty obligations under the Agreement. Claimant seeks relief in the form of monetary damages in an amount not less than $1,944,887. Management believes that the allegations of the Claimant are without merit and intends to vigorously defend against them.

The costs associated with defending the above legal proceeding and the potential outcome cannot be determined at this time and accordingly, no estimate for such costs have been included in the accompanying Financial Statements.

Item 2.	Changes in Securities and Use of Proceeds

On August 31, 1999, the Company sold 759,485 shares of common stock to SAP America, Inc. for $17 per share. No general solicitation was involved; however, the Company incurred approximately $530,000 of consulting, legal, and other expenses in connection with the transaction. The purchaser's parent company, SAP AG, and the Company have entered into an advanced strategic alliance. The sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits


     Number     Description
     ------     ---------------------------------
        4       Bank One Revolving Line of Credit
       27       Financial Data Schedule


     (b)     Reports on Form 8-K

On September 19, 1999, the Company filed a Current Report on
Form 8-K with respect to Item 5, for an August 31, 1999 event.

                         SIGNATURES

Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CATALYST INTERNATIONAL, INC.


Dated:  November 15, 1999     By: /s/ Sean P. McGowan
                                 ------------------------------
                                 Sean P. McGowan
                                 President and Chief Executive
                                 Officer

                                 Signing on behalf of the
                                 registrant and as principal
                                 executive officer.


Dated:  November 15, 1999     By: /s/ Timothy Sherlock
                                 ------------------------------
                                 Timothy Sherlock
                                 Vice President, Finance and
                                 Chief Financial Officer

                                 Signing on behalf of the
                                 registrant and as principal
                                 financial officer.