Form 10-K
period 1999-12-31
CATALYST INTERNATIONAL INC
filed 2000-03-31
CIK 915508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-K

(Mark One)

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1999 or

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from ________ to ________

                  Commission File Number 0-27138

                         (Catalyst Logo)


                   CATALYST INTERNATIONAL, INC.
----------------------------------------------------------------
     (Exact Name of Registrant as Specified in Its Charter)

             Delaware                           39-1415889
----------------------------------------------------------------
(State or Other Jurisdiction                  I.R.S. Employer
of Incorporation or Organization)            Identification No.

8989 North Deerwood Drive, Milwaukee, Wisconsin       53223
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 17, 2000, the aggregate market value of the registrant's common stock held by non-affiliates was $82,247,335
(based upon the closing price of the registrant's common stock on The Nasdaq Stock Market(R) On that date).

As of March 17, 2000, the number of shares outstanding of the registrant's common stock was 7,961,669.

Documents Incorporated By Reference

* Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

* Portions of the definitive Proxy Statement dated April
7, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April
25, 2000 are incorporated by reference into Part III.

                   CATALYST INTERNATIONAL, INC.

                            FORM 10-K

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                              INDEX

Part I

Item 1.  Business . . . . . . . . . . . . . . . . . . .  1
Item 2.  Properties . . . . . . . . . . . . . . . . . .  7
Item 3.  Legal Proceedings. . . . . . . . . . . . . . .  7
Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . .  7

Part II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters. . . . . .  8
Item 6.  Selected Financial Data. . . . . . . . . . . .  8
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.  9
Item 7A. Quantitative and Qualitative Disclosures
         about Market Risk. . . . . . . . . . . . . . .  9
Item 8.  Financial Statements and Supplementary Data. .  9
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . .  9

Part III

Item 10. Directors and Executive Officers of
         the Registrant . . . . . . . . . . . . . . . .  9
Item 11. Executive Compensation . . . . . . . . . . . .  9
Item 12. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . 10
Item 13. Certain Relationships and Related
         Transactions . . . . . . . . . . . . . . . . . 10

Part IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K. . . . . . . . . . . . 10

Signatures. . . . . . . . . . . . . . . . . . . . . . . 12

PART I

Item 1.  Business

General

Catalyst International, Inc. ("Catalyst" or the "Company"), incorporated in Delaware in 1982, develops, markets, and supports advanced warehouse management software solutions. Catalyst's primary product, the Catalyst(R) Warehouse Management System ("Catalyst WMS"), is a complete, standard software solution operating in an open system environment. Catalyst WMS manages inventory, storage locations, people, and equipment by controlling all aspects of warehouse operations, from receiving and storing (putaway) to order selection (picking), loading, and shipping. Catalyst also provides related services, including software modification and configuration, post-contract customer support (PCS), project management, rapid prototyping, training, and implementation support. Catalyst WMS is a customer-configurable software solution capable of satisfying each customer's unique business objectives and operational requirements. Catalyst believes that organizations that have implemented Catalyst WMS have realized increased customer satisfaction, faster turnaround times, reduced labor costs, increased space utilization, and increased warehouse efficiency.

Warehouse management is complex. With thousands of raw materials and finished goods moving through warehouses at any given time, inventories, space, labor, and equipment must be carefully managed. These conditions have led many businesses to seek improvements in their supply chain, including investments in software solutions to cost-effectively manage their warehouses and allow them to concentrate on customer support and service.

With the explosive growth of e-commerce, warehouses have become a critical link in the supply chain. Internet fulfillment requires the movement of goods at unprecedented efficiencies and accuracy levels to meet increasing customer demands. Catalyst believes it is changing the warehouse from a storage facility into a digital distribution center. The digital distribution center is able to execute a wide range of dynamic activities critical to supply chain performance. The Catalyst WMS software can be delivered as a web-based solution that allows visibility into the transactions so the warehouse can deliver value added services to the customer. Catalyst WMS is designed to provide the speed, accuracy, and responsiveness required to meet the challenges of e-commerce.

Since Catalyst was founded in 1979, it has focused its resources on the development and enhancement of advanced warehouse management software solutions. This focus allowed Catalyst to introduce the first configurable, standard software solution that captured the best practice methodologies used in warehouse operations. Catalyst WMS encapsulates a variety of warehouse management strategies that can be rapidly configured to meet the particular specifications and requirements of individual customers by utilizing two key attributes: a standard product and a standard implementation methodology. Once implemented, Catalyst WMS can be reconfigured through table-driven parameters by Catalyst, the customer, or a third party integrator to adjust to changes in operational strategies and accommodate ongoing business process reengineering. It is not Catalyst's intention to bid on or enter into license agreements with customers who demand significant amounts of modifications to the standard product which would result in a custom-developed system.

Catalyst WMS operates in an open system environment allowing customers to use various UNIX operating systems, operate on multiple hardware platforms, run on multiple relational database management systems ("RDBMS") (such as Oracle and Informix), and interface with several third-party software applications, such as manufacturing resources planning systems ("MRP II"), enterprise resource planning systems ("ERP") (such as SAP, Baan, and Oracle) and supply chain planning systems (such as

Manugistics and I2). Catalyst WMS supports a wide range of interfaces to third-party peripherals, such as radio frequency-based scanning and data collection devices, bar coding devices, and material handling equipment (such as conveyors, sorters, and carousels).

The Catalyst WMS implementation methodology is known as the "CIMPL" process-Catalyst Implementation Management and Planning. The CIMPL process consists of training, business scenario development, configuration of the software, a Conference Room Pilot ("CRP"), project management, and implementation support services. The CRP is a critical element of the Catalyst approach which allows the customer to work hands-on with its configured software in a practice environment at Catalyst's headquarters. The CRP enables Catalyst and the customer to model warehouse management operations, prototype and validate customer business requirements, and resolve operating issues prior to live implementation.

In 1998, Catalyst introduced CatPack, which is a scaled down version of the Catalyst WMS product. CatPack is a packaged, configurable system aimed at smaller companies across all industries in the mid-tier market. CatPack runs on a UNIX server with Oracle RDBMS and communicates with Microsoft(R) Windows NT(R).

For CatPack, Catalyst developed the Rapid Deployment implementation methodology. The Rapid Deployment process is designed to implement a no-modification package in the least amount of time, while ensuring a complete and successful implementation.

During the third quarter of 1999, Catalyst and SAP AG of Walldorf, Germany entered into an advanced strategic alliance (the "Alliance"). In connection with the Alliance, Catalyst and SAP America, Inc., a subsidiary of SAP AG, announced that SAP America, Inc. acquired a 9.7% stake (759,485 shares of Catalyst's common stock at a price of $17 per share) in Catalyst. In the same quarter, Catalyst recorded a restructuring charge of $3.6 million related to the discontinuation of its Windows NT WMS product, as part of the Alliance. The restructuring charge included $398,000 relating to the closing of the Orlando, Florida office and the termination of employment of employees. In addition, there was a $3.2 million non-cash charge for the write-off of capitalized software and other intangibles related to the Windows NT WMS product, the future value of which was impaired by the restructuring actions. Catalyst believes that all material restructuring actions were completed by the end of 1999.

Catalyst believes that Catalyst WMS and CatPack (the "WMS Products") benefit customers in three key areas: improved customer service, operational efficiency, and capital utilization. Catalyst's newest release, WMS 8.0, is a web-based solution which provides the speed, accuracy, and responsiveness required for e-commerce and high-volume customers enabling them to meet the high demands of Internet fulfillment. The WMS Products should improve customer service by reducing fulfillment time and increasing fulfillment accuracy through the use of bar code and radio frequency technology to ensure inventory accuracy and to provide information and labor guidance in real time. The WMS Products should improve the operational efficiency of warehouses by increasing labor productivity through efficient employee scheduling and reduction of downtime and by streamlining product flow to permit a more efficient turnaround on customer orders. The advanced features of the WMS Products should improve capital utilization of the warehouse by lowering inventory levels, increasing inventory turns and warehouse efficiencies, and improving space utilization.

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements. (These statements use words such as
 "anticipates," "believes," "estimates," "expects," or "future," or otherwise stated as the Company's predictions for the future.) These statements, as with any predictions of the future, involve certain risk factors beyond the Company's control. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on the Company's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for the Company's products, delays in the timely availability of new features and releases of the Company's products, a too-rapid increase in the Company's level of spending, actions taken by competitors, technological changes, those herein identified, those discussed in the Company's Registration Statement on Form SB filed with the Securities and Exchange Commission (SEC), and other factors identified from time to time as risks in the Company's reports filed with the SEC.

STRATEGY

Catalyst's objective is to continue to be a leading provider of warehouse management software solutions and services. To achieve this objective, Catalyst has adopted the following strategies:

OFFER ADVANCED WAREHOUSE MANAGEMENT SOLUTIONS. Catalyst intends to continue to focus its resources on offering configurable, standard solutions which capture best practice methodologies used in warehouse operations. Catalyst believes that it is well positioned in the market because its standard solutions allow it to leverage its software over a broad customer base and reduce implementation time significantly relative to custom-developed solutions.

EXPAND ON STRATEGIC ALLIANCES. Catalyst intends to provide expanded capabilities to warehouse operations through key strategic alliances. Catalyst entered into an alliance with SAP AG, a leading supplier of enterprise software solutions in September 1999. Catalyst is now introduced as the preferred solution for high volume, complex systems for SAP's 12,000 North American customers. Catalyst believes customers will benefit from the complimentary expertise of the two companies and that Catalyst is well positioned to extend its market presence.

PROVIDE SUPERIOR SYSTEM IMPLEMENTATION. Catalyst believes that the efficiencies of its implementation processes allow it to increase sales to prospective customers seeking standard, configurable software solutions and to gain market share relative to its competitors. Catalyst plans to continue to improve its differentiated implementation processes by further refining the CIMPL and Rapid Deployment methodologies and CRP process in order to address the needs of different sized warehouses and distribution centers and shorten and simplify the implementation process.

DEVELOP ADDITIONAL MARKETS. Catalyst has customers in several different industries, falling into six major vertical market categories including retail, consumer goods, motor vehicle and parts, Internet fulfillment, industrial technology, and process goods. Catalyst believes that the expertise it has developed in each of these markets through its customer base provides it with a significant competitive advantage in selling to prospective customers where similar functionality is required. Catalyst will expand into the mid-tier market through its CatPack product and continue its efforts to sell and deliver a "packaged" warehouse solution that requires fewer modifications.

EXPAND WORLDWIDE DISTRIBUTION. In 1994, Catalyst established an office in London to sell, service, and support Catalyst WMS in international markets. Catalyst plans to continue to increase its international business through an aggressive effort to recruit and manage Value Added Resellers ("VARs") in selected foreign markets. These VARs work together with Catalyst's US and UK offices in obtaining agreements for global, multi-site installations with multi-national customers. Catalyst has been successful in establishing VARs in Brazil, France, India, Italy, Saudi Arabia, and Thailand and is currently working on developing similar relationships in other countries. The Catalyst WMS is currently available in English, French, Italian, Portuguese, and Spanish.

LEVERAGE STANDARD TECHNOLOGY. The WMS Products are designed to operate in an open system environment enabling customers to use various UNIX and NT operating systems, operate on multiple hardware platforms and RDBMS, and inter-operate with many third-party software applications, such as MRP II, ERP, and supply chain planning systems. Catalyst intends to continue to utilize its industry, customer, and supplier relationships to keep abreast of emerging standards, protocols, and applications programming interfaces as such trends are introduced and gain market acceptance.

PRODUCTS

The WMS Products are designed to manage an entire warehouse operation and incorporate numerous warehouse strategies to provide maximum operating efficiency. Catalyst also leverages its WMS Products with new releases and interim point releases incorporating new features and functionality. The WMS Products interface with an organization's current material handling equipment and transaction-based systems, such as electronic data interchanges, bar code labeling, general ledger, MRP II, ERP, and supply chain planning systems. The WMS Products also utilize radio frequency and bar code technology to provide real-time control and validation of task completion to ensure inventory accuracy. The WMS Products direct employees and material handling equipment and manage the inventory, space, radio terminals, bar code scanners, and printers in the warehouse for maximum efficiency.

The WMS Products are comprehensive applications that manage receiving, putaway, outbound order processes, picking, and general warehouse operations. With each warehouse process, the WMS Products provide a variety of tactical choices which can be configured to a particular customer's requirements and which are designed to maximize efficiency.

The information set forth on page 15 of the 1999 Annual Report to Shareholders under the caption "Total Revenues" is incorporated herein by reference and is filed herewith as
Exhibit 13.2.

SERVICES AND PCS

In addition to sales of the WMS Products, Catalyst offers certain services and PCS agreements to its customers. Services provided by Catalyst include software modification and configuration, project management, rapid prototyping, training, and implementation support. Customers are charged for services based on a standard fee for each person-day. PCS agreements are typically sold to customers for a one-year term at the time they initially license the WMS Products and are available for newly installed software or for renewal on an on-going basis for an existing installation. PCS agreements allow the customer, following installation of the WMS Products, to receive 24-hour per day, 7-day per week assistance with the operation of the software and to obtain on-line support. PCS is a service that may be purchased at the customer's option.

To support the consistent delivery of quality installations, Catalyst developed a world-class customer service center called the Supply Chain Execution Competency Center (SCE Competency Center). Opened in 1999, it will support both the SAP Logistics Execution Solution (LES) and Catalyst WMS. As the main customer support center for implementations of SAP LES and Catalyst WMS, the SCE Competency Center will provide customer training, customer consulting, and product customization services. Under the Alliance, Catalyst deployed its world-class services organization to implement and provide primary support for all customer and TeamSAP(tm) partner requests, including a 24x7 hot line, customization and on-site support for SAP LES in North America.

As a provider of warehouse management software, Catalyst recognizes the importance of offering quality service and support to its customers. Catalyst has several groups responsible for offering services and PCS to ensure customer satisfaction; these groups include Professional Services, Product Distribution, Customer Strategic Solutions, Customer Education and Training, and Customer Support.

Professional Services offers the CIMPL and Rapid Deployment processes which typically last four to eight months.
Implementations on no-modification jobs can be even faster.
Using the Rapid Deployment process, Catalyst successfully installed its Catalyst WMS in less than eight weeks in a customer's Internet fulfillment center.

As a principal SAP LES integrator, Professional Services will utilize its focus on SAP LES and warehouse management to participate in TeamSAP projects along with SAP and other SAP implementation partners, increasing implementation success and long-term serviceability for SAP LES.

Product Distribution is responsible for managing and installing operating systems, hardware, networks, communication links, and RDBMS.

Customer Strategic Solutions addresses meeting the post-implementation needs of customers. This includes the sale of additional enhancements to subsequent WMS sites, reselling hardware, providing consulting services, as well as providing possible upgrades of Catalyst WMS.

Customer Education and Training provides education and training on the use, administration, and configuration of the WMS Products at the Company's headquarters. Catalyst's approach employs a mixture of "train the trainer" and "train the user". Typically, customer employees (including representatives from operations and information systems departments) participate in the training. Catalyst provides in-depth documentation, structured training classes, and hands-on training with the WMS Products. Catalyst University offers a series of continuing education courses for current customers, VARs, and other partners.

Customer Support offers a fully staffed SCE Competency Center 24-hours per day, seven days per week, 365 days per year. Through the SCE Competency Center, both SAP LES and Catalyst customers benefit greatly from Catalyst's 20 years of experience in implementing and supporting warehouse management operations.

CUSTOMERS

In the year ended December 31, 1999, Catalyst had one customer which accounted for more than 10% of its total revenues.
However, Catalyst does not believe that the loss of any single customer would have a material adverse effect upon its business, results of operations, or financial condition.

Catalyst has historically relied on its six key vertical markets for a substantial portion of its revenues. Catalyst does not, however, intend to focus solely on these markets for future sales and does not anticipate that it will depend on any single market for a substantial portion of its sales.

SALES AND MARKETING

Catalyst markets and sells its software and services in North America and Europe through direct sales and channel partner organizations. Catalyst is currently exporting its products to Australia, Brazil, Canada, France, Germany, Guatemala, Holland, Italy, Mexico, Saudi Arabia, Spain, and the United Kingdom. The London office is responsible for the sales, support, and service of the WMS Products in certain international markets. In Brazil, France, India, Italy, Saudi Arabia, and Thailand, Catalyst utilizes the sales assistance of VARs that sell and assist in implementation and support of the WMS Products. Catalyst plans to continue strengthening its local presence though its relationships with local offices of supply chain participants and enterprise software vendors and by developing close relationships with local system integrators.

The information set forth on page 35 of the 1999 Annual Report to Shareholders under the caption "9. Segment Disclosure and Major Customers" is incorporated herein by reference and is filed herewith as Exhibit 13.3.

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

Catalyst believes that, with over 20 years of experience in the warehouse management software business, the Catalyst WMS is product that is established, proven, and accepted in the marketplace. Catalyst anticipates CatPack will gain similar stature in the mid-tier market. Catalyst further believes that the level of expertise found throughout its organization includes some of the best in the industry in design, development, and implementation support. Catalyst has created a team of employees, vendors, and consultants who are experts and leaders in their respective fields, which allows Catalyst to provide its customers with a strong resource of products and knowledge. This resource should help Catalyst's customers stay competitive in their respective industries.

As of December 31, 1999, the sales and marketing organization was based in Catalyst's headquarters in Milwaukee, Wisconsin, in the London office, and in territory sales offices located throughout the United States.

Proprietary Rights and Licenses

Catalyst relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements, and other contractual provisions to protect its proprietary information. Catalyst has no patents or patent applications pending. Catalyst believes that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection are less significant in affecting its business, results of operations, or financial condition than factors such as the knowledge, ability, and experience of its employees, frequent product enhancements, and timeliness and quality of support services. Catalyst typically grants the right to use the WMS Products under a perpetual license, which is generally non-transferable and solely for the customer's internal operations at designated sites. Under the terms of Catalyst's license agreements, Catalyst generally owns all modifications to its software that are developed and implemented for a customer.

Catalyst is not aware that its WMS Products, trademarks, or other proprietary rights infringe the property rights of third parties. As the number of software products in the industry increases and the functionalities of these products further overlap, Catalyst believes that software developers may become increasingly subject to infringement claims. Any such infringement claims, with or without merit, could be time consuming and result in costly litigation or damages.

Product Development

Catalyst seeks to offer an extensive, integrated product that provides complete warehouse management functionality to warehouses worldwide. To effect this strategy, Catalyst intends to continue to introduce new products and upgrade the functionality of existing products. Through its development and support personnel, Catalyst works closely with its customers and prospective customers to determine their requirements and to design enhancements and new products to meet their needs. All of Catalyst's product development is performed by its employees or by contract personnel under Catalyst's control. Product development costs were $7.6 million in 1999, $3.4 million in 1998, and $2.7 million in 1997.

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

Employees

As of December 31, 1999, Catalyst had 294 full-time employees worldwide, none of whom were represented by any collective bargaining organization. Catalyst has never experienced a work stoppage and considers relations with its employees to be good.

Item 2.  Properties

Catalyst leases approximately 62,000 square feet of office space which it uses as its corporate headquarters in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but Catalyst has the option to extend such term for an additional ten-year period. Catalyst leases approximately 6,000 square feet of office space in London, England, pursuant to a lease which expires in 2003. Catalyst believes that its existing facilities should be adequate for its needs through 2000.

Item 3.  Legal Proceedings

On October 8, 1999, a former customer (the "Claimant") instituted arbitration proceedings against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant attempts to revoke its 1998 acceptance of Catalyst's software product and alleges that Catalyst breached its warranty obligations under its agreement with Catalyst. Claimant seeks relief in the form of monetary damages in an amount not less than $1,944,887. Catalyst believes that the allegations of the Claimant are without merit and intends to vigorously defend against them.

The potential outcome for this legal proceeding cannot be determined at this time and accordingly, no estimate for such potential settlement and arbitration costs have been included in the accompanying financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market For Registrant's Common Equity and Related
         Security Holder Matters

The Nasdaq Stock Market (Nasdaq) is a highly regulated electronic securities market utilizing a sophisticated computer and telecommunications network. Market participants are comprised of competing market makers, independent dealers who commit capital to stocks and compete with each other for orders, and Electronic Communications Networks (ECNs), trading systems recently integrated into Nasdaq which bring additional orders into the market. This market structure provides visibility of orders and allows market participants to compete for order flow. Trading is supported by a communications network linking the market participants to quotations dissemination, trade reporting, and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of information services tailored to the needs of the securities industry, investors, and issuers.

The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market and The Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a subsidiary of The Nasdaq-Amex Market Group, Inc. The Nasdaq-Amex Market Group, Inc. is a subsidiary of the National Association of Securities Dealers, Inc.

Catalyst's common stock is listed on the Nasdaq Stock Market under the symbol CLYS.

As of March 6, 2000, there were 7,954,700 shares of Catalyst's common stock outstanding held by 156 shareholders of record and approximately 1000 beneficial owners.

The following table represents the high and low price information for Catalyst's common stock for each quarterly period within the two most recent fiscal years.


                                          1999                    1998
                                    High         Low        High        Low
-----------------------------------------------------------------------------
   Quarters ended March 31,       $18.875     $ 9.938     $ 7.500    $ 3.750
   Quarters ended June 30,         21.000      10.000      14.938      6.250
   Quarters ended September 30,    21.625      10.250      15.375      4.500
   Quarters ended December 31,     15.500       7.250      13.938      5.000
-----------------------------------------------------------------------------


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

Item 6.  Selected Financial Data

The selected financial data set forth on page 13 of the 1999
Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The information set forth on pages 14 through 21 of the 1999
Annual Report to Shareholders are incorporated herein by reference and are filed herewith as Exhibit 13.2.

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments; Catalyst does not utilize market rate sensitive instruments for trading or other purposes. The information set forth on page 28 of the 1999 Annual Report to Shareholders under the caption "Cash and Cash Equivalents" is incorporated herein by reference and is filed herewith as Exhibit 13.3.

Item 8.  Financial Statements and Supplementary Data

The financial statement set forth under the caption "Quarterly
Results" on page 21 of the Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.2.

The following financial statements for Catalyst and the independent auditors' report set forth on pages 22 through 35 of the 1999 Annual Report to Shareholders are incorporated herein by reference and is filed herewith as Exhibit 13.3.

 - Report of Ernst & Young LLP, Independent Auditors
 - Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997
 - Consolidated Balance Sheets at December 31, 1999 and 1998
 - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997
 - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997
 - Notes to Consolidated Financial Statements

Item 9.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure

Catalyst had no changes in and disagreements with its accountants on accounting and financial disclosure in 1999.


PART III

Item 10. Directors and Executive Officers of the Registrant

Catalyst incorporates by reference herein the information contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors" on page
2 and "Executive Officers" on page 5.

Item 11. Executive Compensation

Catalyst incorporates by reference herein the information contained under the caption "Executive Compensation" on pages
7 through 11 of the Proxy Statement for the 2000 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

Catalyst incorporates by reference herein the information contained under the caption "Security Ownership of Certain
Beneficial Owners" on pages 4 and 5 of the Proxy Statement for the 2000 Annual Meeting of Shareholders.

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

No reports on Form 8-K were filed during the fourth quarter of 1999.

(c)  Exhibit Listing

 Number 	Description
   3.1  Amended and Restated Certificate of Incorporation (1)
   3.2  Amended and Restated By-Laws (1)
  10.1  1993 Stock Option Plan, as amended, of Catalyst USA,
        Inc.* (1)
  10.2  1997 Director Stock Option Plan of Catalyst
        International, Inc.* (2)
  13.1 Selected Financial Data incorporated by reference to Page 13 of the 1999 Annual Report to Shareholders
  13.2 Management's Discussion and Analysis incorporated by reference to Pages 14 through 21 of the 1999 Annual Report to Shareholders
  13.3 Independent Auditors Report and Financial Statements incorporated by reference to Pages 22 through 35 of the 1999 Annual Report to Shareholders
  21    Subsidiaries of the Registrant
  23    Consent of Independent Auditors
  27    Financial Data Schedule
----------
* Represents a compensation plan.

(1) Incorporated by reference to Registration Statement 33-
    97522C on Form SB-2.
(2) Incorporated by reference to Exhibit 4.1 of Registration
    Statement 33-97522C on Form S-8 dated September 26, 1997.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Act of 1934, as amended, Catalyst will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its shareholders of any Exhibits in the Exhibit Listing.

(d)  Financial Statement Schedule


                 Valuation and Qualifying Accounts
                         (in thousands)

                                                                      Balance
                        Balance at  Charged to  Charged                 at
                        beginning   costs and   to other  Deductions  end of
Description             of period    expense    accounts  (additions) period
-----------------------------------------------------------------------------
Year ended December
31, 1999
Allowance for
doubtful accounts          $  534     2,013           -       1,291    $1,256

Year ended December
31, 1998
Allowance for
doubtful accounts          $  339       296           -         101    $  534

Year ended December
31, 1997
Allowance for
doubtful accounts          $  279       142           -          82    $  339


                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 30, 2000.

Catalyst International, Inc.

By: /s/ Sean P. McGowan
    ---------------------------------
Sean P. McGowan
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Timothy Sherlock
   ---------------------------------
Timothy Sherlock
Vice President Finance and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

/s/ Douglas B. Coder
---------------------------------
Douglas B. Coder
Chairman of the Board

/s/ Sean P. McGowan
---------------------------------
Sean P. McGowan
President, Chief Executive Officer

/s/ Roy J. Carver, Jr.
---------------------------------
Roy J. Carver, Jr.
Director

/s/ James F. Goughenour
---------------------------------
James F. Goughenour
Director

/s/ Terrence L. Mealy
---------------------------------
Terrence L. Mealy
Director

/s/ Elizabeth J. Reeves
---------------------------------
Elizabeth J. Reeves
Director