Form 10-Q
period 2000-03-31
CATALYST INTERNATIONAL INC
filed 2000-05-12
CIK 915508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________

                        Commission File Number 0-27138


                                [CATALYST LOGO]


                          CATALYST INTERNATIONAL, INC.
          ----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


           Delaware                                      39-1415889
---------------------------------              ------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

    8989 North Deerwood Drive, Milwaukee, WI                       53223
-------------------------------------------------           -----------------
(Address of Principal Executive Offices)                          (Zip Code)

                                  (414) 362-6800
          ----------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of May 5, 2000, 7,978,034 shares of the issuer's common stock were outstanding.

                           CATALYST INTERNATIONAL, INC.

                                    FORM 10-Q

                      FOR THE PERIOD ENDED MARCH 31, 2000


                                     INDEX



                                                                     Page No.
                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements                                            3

            Balance Sheets - March 31, 2000 and December 31, 1999         3

            Statements of Operations - Three months ended March
            31, 2000 and 1999                                             5

            Statements of Cash Flows - Three months ended March
            31, 2000 and 1999                                             6

            Notes to Financial Statements                                 7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk                                                           11


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              12

Item 6.   Exhibits and Reports on Form 8-K                               12

Signatures                                                               12


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               BALANCE SHEETS
                               (in thousands)

                                   ASSETS


                                                     March 31,     Dec. 31,
                                                          2000         1999
                                                       -------      -------
                                                   (unaudited)

Current Assets:
  Cash and cash equivalents                            $24,058      $21,169
  Accounts receivable                                    9,013       10,107
  Prepaid expenses                                         929          778
                                                       -------      -------
     Total Current Assets                               34,000       32,054

Equipment and Leasehold Improvements:
  Computer hardware and software                         6,023        6,246
  Office equipment                                       2,345        2,209
  Leasehold improvements                                   851          853
                                                       -------      -------
                                                         9,219        9,308
Less accumulated depreciation                            5,879        5,799
                                                       -------      -------
     Total Equipment and Leasehold Improvements          3,340        3,509
                                                       -------      -------

 Total Assets                                          $37,340      $35,563
                                                       =======      =======


See accompanying notes


Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            CATALYST INTERNATIONAL, INC.

                                  BALANCE SHEETS
                      (in thousands, except per share data)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     March 31,      Dec. 31,
                                                          2000          1999

                                                    (unaudited)

Current Liabilities:
  Accounts payable                                    $  2,245      $  2,237
  Accrued liabilities                                    2,551         2,529
  Deferred revenue                                       7,659         6,567
  Current portion of long-term debt                        448           333
                                                       -------       -------
     Total Current Liabilities                          12,903        11,666

Non-Current Liabilities:
  Long-term debt                                           140           181
  Deferred services and post-contract
    customer support                                       169           169
  Deferred rent                                            252           266
                                                       -------       -------
     Total Non-Current Liabilities                         561           616
                                                       -------       -------
Total Liabilities                                       13,464        12,282

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued or outstanding                  -             -
  Common stock, $.10 par value; 25,000,000 shares
     authorized; shares issued: 9,028,744 in 2000
     and 8,939,264 in 1999                                 903           894
  Additional paid-in capital                            42,932        42,610
  Accumulated deficit                                  (15,195)      (15,459)
  Treasury stock, at cost: 1,063,263 shares of
     common stock in 2000 and 1999                      (4,764)       (4,764)
                                                       -------       -------
Total Shareholders' Equity                              23,876        23,281
                                                       -------       -------

Total Liabilities and Shareholders' Equity             $37,340       $35,563
                                                       =======       =======


See accompanying notes


Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                          CATALYST INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                       Three months ended
                                                            March 31,
                                                        2000         1999
                                                        ----         ----
                                                           (unaudited)

Revenues:
  Software license fees                              $ 2,388      $ 2,861
  Services and post-contract customer support          6,223        6,585
  Hardware                                             1,710        1,281
                                                     -------      -------
     Total Revenues                                   10,321       10,727

Operating Expenses:
  Cost of software license fees                          143          147
  Cost of services and post-contract
    customer support                                   4,245        3,873
  Cost of hardware                                     1,358        1,176
  Product development                                  1,416        1,584
  Sales and marketing                                  1,994        1,562
  General and administrative                             966        1,013
                                                     -------      -------
     Total Operating Expenses                         10,122        9,355
                                                     -------      -------

Income from operations                                   199        1,372

Other income                                              65           81
                                                     -------      -------
Net income                                           $   264      $ 1,453
                                                     -------      -------

Net income per share:
  Basic                                              $  0.03      $  0.21
  Diluted                                            $  0.03      $  0.19

Shares used in computing net income per share          8,555        7,686


See accompanying notes

                           CATALYST INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                          Three months ended
                                                               March 31,
                                                           2000         1999
                                                           ----         ----
                                                              (unaudited)

Operating Activities:
  Net income                                            $   264      $ 1,453
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         630          426
      Compensation expense on stock options                   -            7
      Loss on disposal of equipment                         152            -
      Changes in operating assets and liabilities:
        Accounts receivable                               1,094        1,150
        Prepaid expenses and other assets                  (151)        (243)
        Accounts payable                                      8          530
        Accrued liabilities                                  22         (459)
        Deferred revenue                                  1,092          119
        Deferred rent                                       (14)          (5)
      Total adjustments                                   2,833        1,525
      Net cash provided by operating activities           3,097        2,978

Investing Activities:
  Purchase of equipment and leasehold improvements         (437)        (307)
  Capitalization of software costs                            -         (193)
  Proceeds from sale of equipment                             1            -
     Net cash used in investing activities                 (436)        (500)

Financing Activities:
  Payments on long-term debt                               (103)         (93)
  Proceeds from exercise of stock options                   331           93
     Net cash provided by financing activities              228            -
Net increase in cash and cash equivalents                 2,889        2,478

Cash and cash equivalents at the beginning of period     21,169        8,555
Cash and cash equivalents at the end of the period      $24,058      $11,033

Noncash investing and financing activities:
  During the first quarters of 2000 and 1999, the Company acquired $177,000 and $141,000, respectively, of computer hardware under capital leases.


See accompanying notes

                          CATALYST INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

1.  Basis of Presentation

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

2. Net Income Per Share of Common Stock

  Catalyst International, Inc. ("Catalyst" or the "Company") has presented net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.


                                                                  March 31,
                                                               2000      1999
                                                               (in thousands)

DENOMINATOR
Denominator for basic earnings per share - weighted
  average common shares                                       7,910     6,964

Effect of dilutive securities - stock options and warrants      645       722
                                                              -----     -----
Denominator for diluted earnings per share                    8,555     7,686
                                                              =====     =====



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements and are based on information available at the time that they were made. These statements use words such as "anticipates," "believes," "estimates," or "expects," or are otherwise stated as the Company's predictions for the future. These statements, as with any predictions of the future, involve certain risks, uncertainties, and other factors beyond the Company's control. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on the Company's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for the Company's products, delays in the timely availability of new features and releases of the Company's products, a too-rapid increase in the Company's level of spending, actions taken by competitors, technological changes, those herein identified, those discussed in the Company's Registration Statement on Form SB-2 filed with the SEC, and other factors identified from time to time as risks in the Company's reports filed with the SEC.

Total Revenues

  The Company's revenues are derived from software license fees, services and post-contract customer support ("PCS"), and hardware sales. Total revenues for the first quarter of 2000 were $10.3 million, which represented a decrease of 3.8% compared to first quarter 1999 total revenues of $10.7 million. The decrease in total revenues for the three-month period was due primarily to a decrease in the number of projects sold.

  International revenues were $1.6 million in the first quarter of 2000 compared to $2.6 million in the first quarter of 1999. International revenues represented 15.8% of total revenues for the first quarter of 2000 compared to 24.3% in the same period of 1999. The decrease in international revenues occurred primarily because two large European projects were not replaced with projects of comparable size. The Company believes that international revenues may increase with the presence of a new director of international sales.

Software License Fees

  Software license fee revenues consist of revenues from software license agreements for Catalyst's primary product, the Catalyst(TM) Warehouse Management System ("Catalyst WMS"); related add-on products; and relational database management systems. The first quarter of 2000 software license fee revenues of $2.4 million represented a decrease of 16.5% compared to the first quarter of 1999 software license fee revenues of $2.9 million. This decrease was attributable to lower sales and installation activity compared to the first quarter of 1999.

  The Company follows the software revenue recognition practices set forth in Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to the Catalyst WMS, the Company uses contract accounting procedures, based upon percentage of completion, to recognize revenue, provided that such amounts are reasonably collectable. Revenue for projects with few or no modifications are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectable. The Company believes that software license fees should continue to increase due to enhanced worldwide sales and marketing efforts, the Company's strategic alliance with SAP America, Inc. and SAP AG, the introduction of new products, and efforts to deliver standard packaged solutions that meet the requirements of its vertical markets.

Services and PCS

  Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased 5.5% to $6.2 million in the first quarter of 2000, from $6.6 million in the first quarter of 1999. The components of services and PCS revenues as a percentage of total revenues in the first quarter of 2000 were 16.1% for software modifications, 25.2% for professional services, and 19.0% for PCS agreements compared with 18.1%, 28.1%, and 15.2%, respectively, in the first quarter of 1999. Services and PCS revenues decreased in the first quarter of 2000 due to fewer new customer contracts signed in the third and fourth quarters of 1999, which resulted in fewer projects requiring software modifications and professional services.

  Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer. The Company believes that as the number of new contracts increases, future modification revenues as a percentage of total revenues should decrease due to the increased functionality of new releases of the Company's products; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

  Professional services revenues are derived from training, technical services, performance of the CRP, on-site support, project management, and implementation services. Professional services revenues are recognized based on the number of days of work actually performed. The Company believes that future professional services revenues could increase as new customer contracts are signed.

  Customers typically enter into an agreement for PCS at the time they first license the Catalyst WMS and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement, which is generally one year. The increase in PCS revenues was due primarily to growth in the installed customer base for the Company's products and current customers renewing their PCS agreements. The Company believes that PCS revenues should continue to increase in the future as existing PCS agreements are renewed and more of the Company's products are installed, resulting in the execution of corresponding PCS agreements.

Hardware

  Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that the Company sold to its customers on behalf of hardware and other equipment manufacturers. Hardware revenues increased to $1.7 million in the first quarter of 2000 from $1.3 million in the same period of 1999. The increase in hardware revenue was due to a continued desire by certain customers for a turnkey solution.

Cost of Software License Fees

  Cost of software license fees consists of the cost of third-party software licenses sold by the Company. In the first quarter of 2000, cost of software license fees decreased to $143,000 compared to $147,000 in the same period of 1999 due to a decrease in revenues from the sale of third-party software.

  The Company anticipates that the cost of software license fees for the Catalyst WMS and related third-party software should decrease in the future as a percentage of total software license fee revenues and remain relatively constant as a percentage of related third-party software revenues.

Cost of Services and PCS

  Cost of services and PCS consists primarily of personnel costs for the performance of software modifications, professional services, and PCS.

  The cost of services and PCS increased 9.6% to $4.2 million in the first quarter of 2000 from $3.9 million for the first quarter of 1999. The cost of services and PCS increased due to increased personnel costs. As a percentage of services and PCS revenues, the cost of services and PCS increased to 68.2% of related revenues for the first quarter of 2000 from 58.8% for the first quarter of 1999. The Company believes that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new contracts signed in 2000.

Cost of Hardware

  Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by the Company on behalf of the equipment manufacturers. The Company does not inventory, service, or discount hardware items, but makes them available to customers who desire a turnkey solution. Sales of hardware in the first quarter of 2000 had a cost of $1.4 million compared to $1.2 million in the first quarter of 1999. The increase in cost for the first quarter of 2000 was attributable to the increase in sales of hardware. The Company expects hardware costs to increase ratably as hardware sales increase, however, the Company anticipates that hardware costs as a percentage of total hardware revenues should remain relatively constant.

Product Development

  Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs as a percentage of total revenues for the first quarter of 2000 decreased to 13.7% from 14.8% in the first quarter of 1999. Actual product development expenses were $1.4 million in the first quarter of 2000, compared to $1.6 million in the first quarter of 1999. Product development costs were higher in 1999 due to the Company's development efforts on Catalyst WMS Release 8.0, which was available during the second quarter of 1999. The Company believes that product development costs on a consolidated basis may increase in the future due to the new product offering from Catalyst-Exchange.com, Inc. (see Liquidity and Capital Resources section for discussion of Catalyst-Exchange.com, Inc.).

Sales and Marketing

  Sales and marketing expenses consist primarily of salaries and commissions paid to sales personnel, along with marketing, promotional, and travel expenses. Sales and marketing expenses as a percentage of total revenues for the first quarter of 2000 increased to 19.3% from 14.6% in the first quarter of 1999. Actual sales and marketing expenses increased to $2.0 million in the first quarter of 2000 from $1.6 million in the first quarter of 1999.
The increase in sales and marketing expenses as a percentage of total revenues in the first quarter of 2000 was due to the decline in revenues over the comparable quarter. The increase in actual sales and marketing expense was primarily due to increased marketing activities in domestic and international markets and an increase in personnel and related costs. The Company anticipates that sales and marketing expenses should increase in the future due to the anticipated expansion of the sales and marketing teams.

General and Administrative

  General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel. General and administrative expenses as a percentage of total revenues were 9.4% for the first quarter of 2000 and 1999. Actual general and administrative expenses decreased slightly to $966,000 in the first quarter of 2000 from $1.0 million in the first quarter of 1999. The Company expects that general and administrative expenses may increase in the future, but should decrease as a percentage of total revenues.

Other Income and Expense

  Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. The Company expects other income and expense to remain relatively constant in the future and expects interest income to increase due to additional invested cash balances and higher interest rates earned.

Income Tax Expense

  No federal, state, or deferred tax expenses were recorded for the quarters ended March 31, 2000 and 1999 due to the Company's federal and state net operating loss carryforward position. The Company has recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

  Net cash provided by operating activities was $3.1 million for the three months ended March 31, 2000, compared to $3.0 million during the three months ended March 31, 1999.

  Cash used in investing activities was $436,000 during the three months ended March 31, 2000 compared to $500,000 during the three months ended March 31, 1999. This was due to increased fixed asset purchases in the quarter ended March 31, 2000 and capitalization of software costs for the NT product in the quarter ended March 31, 1999. As of March 31, 1999, the Company capitalized $193,000 of NT software costs. Development of the NT product was discontinued in the third quarter of 1999.

  Net cash provided by financing activities was $228,000 at March 31, 2000 and $0 at March 31, 1999. The increase was due primarily to proceeds on the exercise of stock options. In 1999, payments on long-term debt were offset by proceeds from the exercise of stock options.

  As of March 31, 2000, the Company had $24.1 million in cash and cash equivalents, and working capital of $21.1 million. Cash and cash equivalents consist primarily of money market funds and commercial paper. In addition, the Company has a $5.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. As of March 31, 2000, there were no amounts outstanding under the Revolving Credit Facility.

  Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products, enhancement of existing products, and the financing of anticipated growth. The Company expects that its existing cash and cash equivalents and available line of credit, along with anticipated cash generated from operations, should be sufficient to satisfy its cash requirements for at least the next 12 months.

  On April 18, 2000, the Company announced the formation of a separate subsidiary to be known as Catalyst-Exchange.com, Inc., which was incorporated on May 3, 2000. Catalyst-Exchange.com, Inc. was formed to deliver a true Business-to-Business product and service offering for the retail and consumer packaged goods industries. There were no revenues earned or expenses incurred in the first quarter of 2000 relating to Catalyst-Exchange.com, Inc.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company does not believe it has material exposure to market risk with respect to any of its investments as the Company does not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of commercial paper. The cost of these securities, which are considered as

"available for sale" for financial reporting purposes, approximated fair value at both March 31, 2000 and 1999. There were no realized gains or losses in the periods ended March 31, 2000 or 1999.


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On October 8, 1999, a former customer (the "Claimant") instituted arbitration proceedings against the Company with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant attempts to revoke its acceptance of the Catalyst WMS and alleges that the Company breached its warranty obligations under Claimant's agreement with the Company. The Claimant seeks relief in the form of monetary damages. The Company believes that the allegations of the Claimant are without merit and intends to vigorously defend against them. The potential outcome for this legal proceeding cannot be determined at this time and accordingly, no estimate for such potential settlement and arbitration costs have been included in the accompanying financial statements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Number     Description
            27       Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the first quarter of 2000.


SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CATALYST INTERNATIONAL, INC.

Dated:  May 10, 2000            By: /s/ Sean P. McGowan
                                   ---------------------------
                                   Sean P. McGowan
                                   President and Chief Executive Officer

                                   Signing on behalf of the registrant and
                                   as principal executive officer.

Dated: May 10, 2000             By: /s/ Timothy Sherlock
                                   ---------------------------
                                   Timothy Sherlock
                                   Vice President and Chief Financial Officer

                                   Signing on behalf of the registrant and
                                   as principal financial officer.