Form 10-Q
period 2000-06-30
CATALYST INTERNATIONAL INC
filed 2000-08-11
CIK 915508

United States
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2000

      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

                          Commission File Number 0-27138


                            CATALYST INTERNATIONAL, INC.
-----------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)


               Delaware	                             39-1415889
-----------------------------------------------------------------------------
   (State or Other Jurisdiction of        (IRS Employer Identification No.)
   Incorporation or Organization)

   8989 North Deerwood Drive, Milwaukee, WI                      53223
-----------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)

                                  (414) 362-6800
-----------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of August 4, 2000, 8,121,911 shares of the issuer's common stock were outstanding.

                          CATALYST INTERNATIONAL, INC.

                                   FORM 10-Q

                       FOR THE PERIOD ENDED JUNE 30, 2000


                                     INDEX


                                                                    Page No.
PART I - FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements                         3

              Consolidated Balance Sheets - June 30, 2000
              and December 31, 1999                                     3

              Consolidated Statements of Operations - Three
              months ended June 30, 2000 and 1999                       5

              Consolidated Statements of Operations - Six
              months ended June 30, 2000 and 1999                       6

              Consolidated Statements of Cash Flows - Six
              months ended June 30, 2000 and 1999                       7

               Notes to Consolidated Financial Statements               8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8

     Item 3.  Quantitative and Qualitative Disclosures about
              Market Risk                                              13


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                        13

     Item 4.  Submission of Matters to a Vote of Stockholders          13

     Item 6.  Exhibits and Reports on Form 8-K                         14


     Signatures                                                        14

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

                          CATALYST INTERNATIONAL, INC.

                          Consolidated Balance Sheets
                                 (in thousands)

                                     ASSETS

                                                     June 30,     Dec. 31,
                                                        2000          1999
                                                  ----------    ----------
                                                 (unaudited)
Current Assets:
  Cash and cash equivalents                          $22,367       $21,169
  Accounts receivable                                  9,276        10,107
  Prepaid and other expenses                             746           778
                                                     -------       -------
     Total Current Assets                             32,389        32,054

Equipment and Leasehold Improvements:
  Computer hardware and software                       6,589         6,246
  Office equipment                                     2,421         2,209
  Leasehold improvements                                 858           853
                                                     -------       -------
                                                       9,868         9,308
Less accumulated depreciation                          6,088         5,799
                                                     -------       -------
     Total Equipment and Leasehold Improvements        3,780         3,509
                                                     -------       -------

Total Assets                                         $36,169       $35,563
                                                     =======       =======

See accompanying notes


Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          CATALYST INTERNATIONAL, INC.

                          Consolidated Balance Sheets
                      (in thousands, except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,      Dec. 31,
                                                          2000          1999
                                                    ----------    ----------
                                                   (unaudited)
Current Liabilities:
  Accounts payable                                     $ 1,564       $ 2,237
  Accrued liabilities                                    2,499         2,529
  Deferred revenue                                       6,082         6,567
  Current portion of long-term debt                        316           333
                                                       -------       -------
     Total Current Liabilities                          10,461        11,666

Noncurrent Liabilities:
  Long-term debt                                           281           181
  Deferred revenue                                          68           169
  Deferred rent                                            235           266
                                                       -------       -------
     Total Non-Current Liabilities                         584           616
                                                       -------       -------

Total Liabilities                                       11,045        12,282

Stockholders' Equity:
  Preferred stock, $.01 par value; 2,000,000 shares
    authorized; none issued or outstanding                   -             -
  Common stock, $.10 par value; 25,000,000 shares
    authorized; shares issued: 9,162,408 in 2000
    and 8,939,264 in 1999                                  916           894
  Additional paid-in capital                            43,564        42,610
  Accumulated deficit                                  (14,592)       15,459)
  Treasury stock, at cost: 1,063,263 shares
    of common stock in 2000 and 1999                    (4,764)       (4,764)
                                                       -------       -------
Total Stockholders' Equity                              25,124        23,281
                                                       -------       -------

Total Liabilities and Stockholders' Equity             $36,169       $35,563
                                                       =======       =======

See accompanying notes


Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           CATALYST INTERNATIONAL, INC.

                       Consolidated Statements of Operations
                     (in thousands, except per share amounts)
                                    (unaudited)


                                                       Three months ended
                                                            June 30,
                                                           2000        1999
                                                     ----------  ----------
Revenues:
  Software license fees                                 $ 2,229     $ 3,194
  Services and post-contract customer support             6,940       6,085
  Hardware                                                1,890       2,230
                                                        -------     -------
     Total Revenues                                      11,059      11,509

Operating Expenses:
  Cost of software license fees                             236         233
  Cost of services and post-contract customer support     4,189       3,761
  Cost of hardware                                        1,531       1,840
  Product development                                     1,371       2,329
  Sales and marketing                                     2,629       2,042
  General and administrative                                654       1,359
                                                        -------     -------
     Total Operating Expenses                            10,610      11,564
                                                        -------     -------

Income (loss) from operations                               449         (55)
Other income                                                154         164
                                                        -------     -------
Net income                                              $   603     $   109
                                                        =======     =======

Net income per share:
  Basic                                                 $  0.08     $  0.02
  Diluted                                                  0.07        0.01

Shares used in computing net income per share:
  Basic                                                   8,005       6,987
  Diluted                                                 8,408       7,726


See accompanying notes

                           CATALYST INTERNATIONAL, INC.

                       Consolidated Statements of Operations
                     (in thousands, except per share amounts)
                                    (unaudited)


                                                       Six months ended
                                                            June 30,
                                                           2000        1999
                                                     ----------  ----------
Revenues:
  Software license fees                                 $ 4,617     $ 6,055
  Services and post-contract customer support            13,163      12,670
  Hardware                                                3,600       3,511
                                                        -------     -------
     Total Revenues                                      21,380      22,236

Operating Expenses:
  Cost of software license fees                             379         380
  Cost of services and post-contract customer support     8,434       7,634
  Cost of hardware                                        2,889       3,016
  Product development                                     2,787       3,913
  Sales and marketing                                     4,623       3,603
  General and administrative                              1,620       2,373
                                                        -------     -------
     Total Operating Expenses                            20,732      20,919
                                                        -------     -------

Income from operations                                      648       1,317
Other income                                                219         245
                                                        -------     -------
Net income                                              $   867     $ 1,562
                                                        =======     =======

Net income per share:
  Basic                                                 $  0.11     $  0.22
  Diluted                                                  0.10        0.20

Shares used in computing net income per share:
  Basic                                                   7,958       6,976
  Diluted                                                 8,500       7,716


See accompanying notes

                            CATALYST INTERNATIONAL, INC.

                       Consolidated Statements of Cash Flows
                                  (in thousands)
                                    (unaudited)


                                                       Six months ended
                                                            June 30,
                                                           2000        1999
                                                     ----------  ----------
Operating Activities:
  Net income                                            $   867     $ 1,562
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                             973         867
  Compensation expense on stock options                       -         337
  (Gain) loss on disposal of equipment                      182         (11)
  Changes in operating assets and liabilities:
    Accounts receivable                                     831       (2,237)
    Prepaid expenses and other assets                        32         (181)
    Accounts payable                                       (673)         357
    Accrued liabilities                                     (30)        (433)
    Deferred revenue                                       (586)        (205)
    Deferred rent                                           (31)         (10)
                                                        -------      -------
Total adjustments                                           698       (1,516)
                                                        -------      -------
     Net cash provided by operating activities            1,565           46

Investing Activities:
  Purchase of equipment and leasehold improvements       (1,125)        (506)
  Capitalization of software costs                            -         (446)
                                                        -------      -------
     Net cash used in investing activities               (1,125)        (952)

Financing Activities:
  Payments on long-term debt                               (218)        (216)
  Proceeds from exercise of stock options                   976           87
                                                        -------      -------
     Net cash provided by financing activities              758           71
                                                        -------      -------

Net increase (decrease) in cash                           1,198         (835)
Cash and cash equivalents at the beginning of period     21,169        8,555
                                                        -------      -------
Cash and cash equivalents at the end of the period      $22,367      $ 7,720
                                                        =======      =======

Noncash investing and financing activities:
  There were no capital lease transactions in the second quarter of 2000.
  During the six months ended June 30, 2000, the Company acquired $301,000 of computer hardware under capital leases.


See accompanying notes

                           CATALYST INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

2.  NET INCOME PER SHARE OF COMMON STOCK

Catalyst International, Inc. ("Catalyst" or the "Company") has presented net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted earnings per share.

                                                 For the          For the
                                              Three Months       Six Months
                                             ended June 30,    ended June 30,
                                              2000     1999     2000     1999
                                            (in thousands)     (in thousands)

Denominator
-----------
Denominator for basic earnings per share -
  weighted average common shares             8,005    6,987    7,958    6,976
Effect of dilutive securities - stock
  options and warrants                         403      739      542      740

Denominator for diluted earnings per share   8,408    7,726    8,500    7,716


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements. These statements use words such as "believe," "anticipate," "estimate," or "future," or are otherwise stated as the Company's predictions for the future. These statements, as with any predictions of the future, involve certain risk factors beyond the Company's control. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on the Company's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for the Company's products, delays in the timely availability of new features and releases of the Company's products, a too-rapid increase in the

Company's level of spending, actions taken by competitors, technological changes, those herein identified, , and other factors identified from time to time as risks in the Company's forms and reports filed with the Securities and Exchange Commission.

TOTAL REVENUES

The Company's revenues are derived from software license fees, services and post-contract customer support ("PCS"), and hardware sales. Total revenues for the second quarter of 2000 were $11.1 million, which represented a decrease of 3.9% from second quarter 1999 total revenues of $11.5 million. For the first six months of 2000, total revenues were $21.4 million, down 3.8% compared to 1999 total revenues of $22.2 million for the same period. The decrease in total revenues for the three- and six-month periods was due primarily to a decrease in software license fees.

International revenues were $1.2 million in the second quarter of 2000, compared to international revenues of $2.4 million in the second quarter of 1999. International revenues represented 11.0% of total revenues for the second quarter of 2000 compared to 20.5% in the same period of 1999. International revenues decreased for the quarter ended June 30, 2000 compared to the second quarter of 1999 due primarily to the completion of two large European projects which were not replaced with projects of comparable size. The Company believes that international revenues may increase slightly or remain the same.

SOFTWARE LICENSE FEES

Software license fee revenues consist of revenues from software license agreements for the Company's products, related add-on products, and third party software. The second quarter of 2000 software license fee revenues of $2.2 million represented a decrease of 30.2% over second quarter of 1999 software license fee revenues of $3.2 million. For the first six months of 2000, license fee revenues of $4.6 million represented a decrease of 23.7% compared to 1999 license fee revenues of $6.1 million for the same period. This decrease was attributable to lower sales and installation activity, in addition to the impact of turnover in the Company's sales force. The Company believes that license fee revenues may increase in the future due to increased worldwide sales and marketing efforts, including hiring new sales personnel, the introduction of new products, and efforts to deliver standard packaged solutions that meet the requirements of its vertical markets.

The Company follows the software revenue recognition practices set forth in Statement of Position 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to the Company's products, the Company uses contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectable. Revenue for projects with few or no modifications are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectable.

SERVICES AND PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased 14.1% to $6.9 million in the second quarter of 2000, up from $6.1 million in the second quarter of 1999. For the six-month period ended June 30, 2000, services and PCS revenues were $13.2 million, an increase of $493,000, or 3.9%, over revenues of $12.7 million for the first six months of 1999. The components of services and PCS revenues as a percentage of total revenues in the second quarter of 2000 were 13.7% for software modifications, 29.7% for professional services, and 19.4 % for PCS agreements compared with 11.7%, 26.4%, and 14.8%, respectively, in the second quarter of 1999. Services and PCS revenues increased in the second quarter of 2000 due to the combined effect of multi-site rollouts for existing customers, upgrades to new releases of the Company's products, implementation of the Company's products at new customer sites, and renewals of PCS agreements.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer. The Company believes that as the number of new contracts increases, future modification revenues as a percentage of total revenues may decrease due to the increased functionality of new releases of the Company's products; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from training, technical services, performance of the CRP, project management, and implementation services. Professional services revenues are based on the number of days of work actually performed. The increase in professional services revenue for the second quarter of 2000 was due to an effort on the part of the Company to sell upgrades, training, and other services to existing customers. The Company believes that future professional services revenues may increase as new customer contracts are signed.

Customers typically enter into an agreement for PCS at the time they first license the Catalyst WMS and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. The increase in PCS revenues for the second quarter of 2000 was due primarily to growth in the installed customer base for the Company's products and current customers renewing their PCS agreements. The Company believes that PCS revenues may increase in the future as more of the Company's products are implemented, resulting in the execution of corresponding PCS agreements and renewal of existing PCS agreements.

HARDWARE

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that the Company sold to its customers on behalf of hardware and other equipment manufacturers. Hardware revenues decreased $340,000 to $1.9 million in the second quarter of 2000 from $2.2 million during the same period of 1999. Hardware sales represented 16.8% of total revenues in the first half of 2000 compared to 15.8% for the same period in 1999. Hardware sales in 1999 were higher due to a multi-site equipment sale to one major customer.

COST OF SOFTWARE LICENSE FEES

Cost of software license fees consists of the cost of third-party software products sold by the Company. In the second quarter of 2000, the cost of software license fees increased slightly to $236,000 from $233,000 in the second quarter of 1999. Year to date cost of software license fees decreased by less than 1.0% to $379,000 in 2000 from $380,000 in 1999, reflecting consistency in third party software sales. The Company anticipates that the cost of software license fees for third-party software should decrease in the future as a percentage of total software license fee revenues and remain relatively constant as a percentage of related third-party software revenues.

COST OF SERVICES AND PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. The cost of services and PCS increased 11.4% to $4.2 million in the second quarter of 2000 from $3.8 million for the second quarter of 1999. However, as a percentage of services and PCS revenues, the cost of services and PCS decreased slightly to 60.4% for the second quarter of 2000 from 61.8% for the second quarter of 1999. Year to date cost of services and PCS increased 10.5% to $8.4 million in 2000 from $7.6 million for the same period in 1999 and increased as a percent of related revenues to 64.1% at June 30, 2000 from 60.3% at June 30, 1999. The cost of services and PCS increased due to the allocation of technical resources which were previously utilized in product development activities.

COST OF HARDWARE

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by the Company on behalf of the equipment manufacturers. The Company does not inventory, service, or discount hardware items, but makes them available to customers who desire a turnkey solution. Cost of hardware in the second quarter of 2000 was $1.5 million compared to $1.8 million for the second quarter of 1999. The decrease in cost is attributable to the decrease in sales of hardware.

PRODUCT DEVELOPMENT

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development expenses as a percentage of total revenues for the second quarter of 2000 decreased to 12.4% from 20.2% in the second quarter of 1999. Actual product development expenses were $1.4 million in the second quarter of 2000 and $2.8 million for the six months ended June 30, 2000, representing a decrease of 41.1% and 28.8%, respectively. The decrease in product development costs was primarily due to the completion in 1999 of the Company's efforts to develop Release 8.0 of the Company's WMS product, along with redirection of technical resources previously assigned to development efforts. The Company continues to expense all software development costs related to its WMS product as incurred. The Company believes that product development costs may increase in the future due to expenses related to partnering initiatives and as the development of the products to be offered by Catalyst-Exchange.com, Inc. accelerates.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries and commissions paid to sales personnel, along with marketing, promotional, and travel expenses. Sales and marketing expenses as a percentage of total revenues for the second quarter of 2000 increased to 23.8% from 17.7% in the second quarter of 1999. Actual sales and marketing expenses increased to $2.6 million in the second quarter of 2000 compared to $2.0 million in the second quarter of 1999 and increased to $4.6 million for the six months ended June 30, 2000 compared to $3.6 million for the same period in 1999. The increase in sales and marketing expense as a percentage of total revenues and in actual sales and marketing expenses was primarily due to increased trade show and promotional activities, the addition of sales and marketing personnel, and a charge for severance to a former executive. The Company expects that sales and marketing expenses will increase as a percentage of total revenues with the broadening of marketing efforts in the mid-tier and Internet fulfillment markets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, and quality assurance personnel. General and administrative expenses as a percentage of total revenues for the second quarter of 2000 decreased to 5.9% from 11.8% in the second quarter of 1999. Actual general and administrative expenses decreased to $654,000 in the second quarter of 2000 from $1.4 million in the second quarter of 1999. The second quarter of 1999 included a charge to compensation expense for the former CFO and employee procurement expenses which were not present in the second quarter of 2000. For the six-month period, general and administrative expenses were $1.6 million for 2000 compared to $2.4 million for 1999. The Company expects that general and administrative expenses may increase in the future, but should continue to decrease as a percentage of total revenues.

OTHER INCOME AND EXPENSE

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. The Company expects other income and expense to remain relatively constant in the future and expects interest income may increase due to additional invested cash balances and higher interest rates earned.

INCOME TAX EXPENSE

No federal or state tax expense was recorded for the quarters or six-month periods ended June 30, 2000 and 1999 due to the Company's federal and state net operating loss position. No deferred tax expense was recorded in the quarters ended June 30, 2000 and 1999 as the Company continues to have a substantial net operating loss carryforward. The Company recorded a valuation allowance to reserve for the net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $1.6 million for the six months ended June 30, 2000, compared to $46,000 during the six months ended June 30, 1999. The increase during this period was due primarily to the decrease in accounts receivable offset somewhat by an accounts payable decrease.

Cash used for investing activities increased to $1.1 million during the six months ended June 30, 2000 from $952,000 during the six months ended June 30, 1999 due to increased equipment and leasehold improvement purchases.

Financing activities generated cash of $758,000 in the first six months of 2000 compared to $71,000 in the first six months of 1999. The increase in net cash provided by financing activities in 2000 was due to an increase in proceeds from the exercise of stock options.

As of June 30, 2000, the Company had $22.4 million in cash and cash equivalents, which consisted primarily of investments in commercial paper, money market funds, corporate debt securities, and repurchase agreements. In addition, the Company has a $5.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. As of June 30, 2000, there were no amounts outstanding under the Revolving Credit Facility.

Accounts receivable was $9.3 million as of June 30, 2000. This compares to $10.1 million at December 31, 1999. The decrease from the December 31, 1999 balance was due to an improvement in the collection cycle. Days sales outstanding was 75 at June 30, 2000 compared to 98 at December 31, 1999. At June 30, 2000, the Company had reserves for doubtful accounts of $1.0 million and feels it has adequately provided for any risks known or anticipated at this time.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products, enhancement of existing products, and the financing of anticipated growth. The Company believes that its existing cash, cash equivalents, and available Revolving Credit Facility, along with anticipated cash generated from operations, should be sufficient to satisfy its cash requirements for at least the next twelve months.

On April 18, 2000, the Company announced the formation of a separate wholly owned subsidiary known as Catalyst-Exchange.com, Inc., which was incorporated on May 3, 2000. Catalyst-Exchange.com, Inc. was formed to deliver a true Business-to-Business product and service offering for the retail and consumer packaged goods industries. Catalyst-Exchange.com, Inc. earned no revenues in the second quarter of 2000, nor did it incur any material expenses during that period.

The Company has never paid cash dividends on its common stock. The Company's policy has been to retain cash from operations to provide funds for the operation and expansion of its business. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has material exposure to market risk with respect to any of its investments as the Company does not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in commercial paper, money market funds, corporate debt securities, and repurchase agreements. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both June 30, 2000 and 1999. There were no realized gains or losses in the periods ended June 30, 2000 or 1999.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In 1999, a former customer (the "Claimant") instituted an arbitration proceeding against the Company with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant attempts to revoke its acceptance of the Company's product alleging breach of warranty. The Claimant seeks relief in the form of monetary damages. The Company believes that the allegations of the Claimant are without merit and intends to vigorously defend against them. The potential outcome for this legal proceeding cannot be determined at this time and accordingly, no estimate for such potential settlement and arbitration costs has been included in the accompanying financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Company's 2000 Annual Meeting of Stockholders was held on Tuesday, April 25, 2000. At the meeting, the first matter acted upon by the stockholders was the re-election of Douglas B. Coder and Terrence L. Mealy as Class II Directors for three-year terms expiring at the 2003 Annual Meeting of Stockholders or until their successors are duly qualified and elected. The terms of all other then-serving directors continued after the meeting, including Roy J. Carver, Jr., James F. Goughenour, Sean P. McGowan, and Elizabeth J. Reeves. As of the March 31, 2000 record date for the Annual Meeting, 6,970,679 shares of Common Stock were outstanding and eligible to vote. Of the 5,586,717 shares of Common Stock voted at the meeting, in person or by proxy, at least 5,574,917 shares were voted for the re-election of Messrs. Coder and Mealy.

The second matter acted upon by the stockholders was the ratification of the appointment by the Company's Audit Committee of Ernst & Young LLP as the Company's independent auditors for 2000. Of the 5,586,717 shares of Common Stock voted at the meeting, in person or by proxy, 5,577,937 shares were voted in favor of the ratification, 5,680 shares were voted against the ratification, and 3,100 shares abstained from a vote on the ratification.
No other matters were acted upon by the stockholders at the Annual Meeting

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

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the second quarter of 2000.


                                   SIGNATURES

  Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CATALYST INTERNATIONAL, INC.

  Dated:  August 11, 2000                By: /s/ Sean P. McGowan
                                            --------------------------------
                                             Sean P. McGowan
                                             President and Chief Executive
                                             Officer

                                         Signing on behalf of the registrant
                                         and as principal executive officer.

  Dated:  August 11, 2000                By: /s/ Timothy Sherlock
                                            --------------------------------
                                             Timothy Sherlock
                                             Vice President, Finance and
                                             Chief Financial Officer

                                         Signing on behalf of the registrant
                                         and as principal financial officer.