Form 10-Q
period 2000-09-30
CATALYST INTERNATIONAL INC
filed 2000-11-09
CIK 915508

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                        Commission File Number 0-27138



                         CATALYST INTERNATIONAL, INC.
          ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


               Delaware                       39-1415889
    --------------------------------------------------------------------
    (State or Other Jurisdiction of    (IRS Employer Identification No.)
     Incorporation or Organization)

          8989 North Deerwood Drive, Milwaukee, WI       53223
          ------------------------------------------------------
          (Address of Principal Executive Offices)    (Zip Code)

                              (414) 362-6800
          ------------------------------------------------------
           (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]    No [ ]

  As of November 6, 2000, 8,098,265 shares of the registrant's common stock were outstanding.

                         CATALYST INTERNATIONAL, INC.

                                  FORM 10-Q

                   FOR THE PERIOD ENDED SEPTEMBER 30, 2000


                                    INDEX


                                                                   Page No.
PART I. - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                             3

         Consolidated Balance Sheets - September 30, 2000 and
         December 31, 1999                                             3

         Consolidated Statements of Operations - Three months
         ended September 30, 2000 and 1999                             5

         Consolidated Statements of Operations - Nine months
         ended September 30, 2000 and 1999                             6

         Consolidated Statements of Cash Flows - Nine months
         ended September 30, 2000 and 1999                             7

         Notes to Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                  12


PART II. - OTHER INFORMATION

Item 1.     Legal Proceedings                                         13

Item 6.     Exhibits and Reports on Form 8-K                          13


Signatures                                                            13

                       PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         CATALYST INTERNATIONAL, INC.

                         Consolidated Balance Sheets
                               (in thousands)

                                  ASSETS

                                              September 30,
                                                       2000     December 31,
                                                (unaudited)             1999
                                              -------------     ------------
Current Assets:
  Cash and cash equivalents                         $23,245          $21,169
  Accounts receivable                                 8,599           10,107
  Prepaid and other expenses                            532              778
                                                    -------          -------

    Total Current Assets                             32,376           32,054

Equipment and Leasehold Improvements:
  Computer hardware and software                      7,284            6,246
  Office equipment                                    2,450            2,209
  Leasehold improvements                                874              853
                                                    -------          -------

                                                     10,608            9,308
Less accumulated depreciation                         6,438            5,799
                                                    -------          -------

    Total Equipment and Leasehold Improvements        4,170            3,509

Other assets                                            207                -
                                                    -------          -------

Total Assets                                        $36,753          $35,563
                                                    =======          =======

See accompanying notes


Note: The balance sheet at December 31, 1999 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


>PAGE>

                         CATALYST INTERNATIONAL, INC.

                         Consolidated Balance Sheets
            (in thousands, except share and per share amounts)

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 30,
                                                      2000      December 31,
                                                (unaudited)             1999
                                               ------------     ------------
Current Liabilities:
  Accounts payable                                  $ 2,251          $ 2,237
  Accrued liabilities                                 2,837            2,529
  Deferred revenues                                   5,448            6,567
  Current portion of long-term debt                     272              333
                                                    -------          -------

    Total Current Liabilities                        10,808           11,666

Non-current Liabilities:
  Long-term debt                                        217              181
  Deferred revenues                                      68              169
  Deferred rent                                         218              266
                                                    -------          -------

    Total Non-Current Liabilities                       503              616
                                                    -------          -------

Total Liabilities                                    11,311           12,282

Stockholders' Equity:
  Preferred stock, $.01 par value; 2,000,000
   shares authorized; none issued or outstanding          -                -
  Common stock, $.10 par value; 25,000,000 shares
   authorized; shares issued: 9,189,892 in 2000
   and 8,939,269 in 1999                                919              894
  Additional paid-in capital                         43,639           42,610
  Accumulated deficit                               (14,281)         (15,459)
  Treasury stock, at cost: 1,072,963 shares of
   common stock in 2000 and 1,063,268 in 1999        (4,835)          (4,764)
                                                    -------          -------

Total Stockholders' Equity                           25,442           23,281
                                                    -------          -------

Total Liabilities and Stockholders' Equity          $36,753          $35,563
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

                         CATALYST INTERNATIONAL, INC.

                    Consolidated Statements of Operations
                  (in thousands, except per share amounts)
                                 (unaudited)

                                                     Three months ended
                                                         September 30,
                                                       2000             1999
                                               ------------     ------------
Revenues:
  Software license fees                             $ 1,742          $   650
  Services and post-contract customer support         8,002            6,513
  Hardware                                              495            1,727
                                                    -------          -------

    Total Revenues                                   10,239            8,890

Operating Expenses:
  Cost of software license fees                         268               69
  Cost of services and post-contract
   customer support                                   4,403            4,125
  Cost of hardware                                      412            1,483
  Product development                                 1,310            1,894
  Sales and marketing                                 2,474            1,806
  General and administrative                          1,346            1,494
  Restructuring and other charges                         -            3,588
                                                    -------          -------

    Total Operating Expenses                         10,213           14,459
                                                    -------          -------

Income (loss) from operations                            26           (5,569)
Other income                                            285              128
                                                    -------          -------

Net income (loss)                                   $   311          $(5,441)
                                                    =======          =======
Net income (loss) per share
  Basic                                             $  0.04          $ (0.74)
  Diluted                                           $  0.04          $ (0.74)


See accompanying notes

                         CATALYST INTERNATIONAL, INC.

                    Consolidated Statements of Operations
                  (in thousands, except per share amounts)
                                 (unaudited)

                                                      Nine months ended
                                                         September 30,
                                                       2000             1999
                                                -----------      -----------
Revenues:
  Software license fees                             $ 6,359          $ 6,705
  Services and post-contract customer support        21,165           19,183
  Hardware                                            4,095            5,238
                                                    -------          -------

    Total Revenues                                   31,619           31,126

Operating Expenses:
  Cost of software license fees                         647              449
  Cost of services and post-contract
   customer support                                  12,837           11,759
  Cost of hardware                                    3,301            4,499
  Product development                                 4,097            5,807
  Sales and marketing                                 7,097            5,410
  General and administrative                          2,966            3,866
  Restructuring and other charges                         -            3,588
                                                    -------          -------

    Total Operating Expenses                         30,945           35,378

Income (loss) from operations                           674           (4,252)
Other income                                            504              373
                                                    -------          -------

Net income (loss)                                   $ 1,178          $(3,879)

Net income (loss) per share
  Basic                                             $  0.15          $ (0.55)
  Diluted                                           $  0.14          $ (0.55)


See accompanying notes

                         CATALYST INTERNATIONAL, INC.

                    Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)

                                                     Nine months ended
                                                        September 30,
                                                       2000             1999
                                               ------------     ------------
Operating Activities:
  Net income (loss)                                 $ 1,178          $(3,879)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                     1,380            1,283
    Compensation expense on stock options                 -              342
    Loss on disposal of equipment and
     leasehold improvements                             181               28
    Provision for restructuring and other charges         -            3,257
  Changes in operating assets and liabilities:
    Accounts receivable                               1,508           (1,345)
    Prepaid expenses                                    246              (57)
    Accounts payable                                     14               75
    Accrued liabilities                                 308             (203)
    Deferred revenues                                (1,220)              59
    Deferred rent                                       (48)             (14)
                                                    -------          -------
Total adjustments                                     2,369            3,425
                                                    -------          -------

Net cash provided by (used in)
 operating activities                                 3,547             (454)

Investing Activities:
Purchase of equipment and leasehold improvements     (1,921)            (796)
Increase in other assets                               (207)            (566)
                                                    -------          -------

Net cash used in investing activities                (2,128)          (1,362)

Financing Activities:
Payments on long-term debt                             (326)            (314)
Proceeds from exercise of stock options               1,054              638
Proceeds from sale (repurchase) of treasury stock       (71)          12,410
                                                    -------          -------

Net cash provided by financing activities               657           12,734
                                                    -------          -------

Net increase in cash                                  2,076           10,918
Cash and cash equivalents at the
 beginning of period                                 21,169            8,555
                                                    -------          -------
Cash and cash equivalents at the
 end of the period                                  $23,245          $19,473
                                                    =======          =======

Noncash investing and financing activities:
  For the nine months ended September 30, 2000 and 1999, the Company acquired $301,000 and $158,000, respectively, of computer hardware under capital leases.

See accompanying notes

                         CATALYST INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

2.  Net Income Per Share of Common Stock

Catalyst International, Inc. ("Catalyst" or the "Company") has presented net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of the number of shares used in computing basic and diluted earnings per share.

                                            For the             For the
                                          Three Months        Nine Months
                                      ended September 30, ended September 30,
                                          2000      1999       2000     1999
                                          ----      ----       ----     ----
                                          (in thousands)       (in thousands)
DENOMINATOR
Denominator for basic earnings
  per share - weighted average
  common shares                          8,116     7,320      8,011     7,093
Effect of dilutive securities - stock
  options and warrants                     311         -        476         -

Denominator for diluted earnings
  per share - adjusted weighted
  average common shares                  8,427     7,320      8,487     7,093


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements. These statements use words such as "believe," "expect," "anticipate," "estimate," or "future," or are otherwise stated as the Company's predictions for the future. These statements, as with any predictions of the future, involve certain risk factors beyond the Company's control. The Company's actual results may differ materially from those anticipated in these forward-looking statements for many reasons, including a decrease in demand for the Company's products, delays in the timely availability of new features and releases of the Company's products, a too-rapid increase in the Company's level of spending, actions taken by competitors, technological changes, those herein identified, and other factors identified from time to time as risks in the Company's forms and reports filed with the Securities and Exchange Commission.

Total Revenues

The Company's revenues are derived from software license fees, services and post-contract customer support ("PCS"), and hardware sales. Total revenues for the third quarter of 2000 were $10.2 million, which represented an increase of 15.2% over the third quarter of 1999 total revenues of $8.9 million. For the nine months ended

September 30, 2000, total revenues were $31.6 million, representing an increase of 1.6% over 1999 total revenues of $31.1 million for the same period. The increase in total revenues for the three- and nine-month periods was due primarily to an increase in services and PCS provided to new and existing customers. The Company believes fourth quarter 2000 revenues may not vary significantly from revenues for third quarter 2000.

Software License Fees

Software license fee revenues consist of revenues from software license agreements for the Company's products, related add-on products, and third party software. The third quarter of 2000 software license fee revenues of $1.7 million represented an increase from third quarter of 1999 software license fee revenues of $650,000. The increase was due to additional license sales to existing customers and new customer contracts signed. For the nine months ended September 30, 2000, license fee revenues of $6.4 million decreased by $346,000, or 5.2%, compared to 1999 license fee revenues of $6.7 million for the same period. The decrease was attributable to lower sales activity and the impact of turnover in the Company's sales and marketing teams. The Company believes that license fee revenues may increase with the appointments of vice presidents of sales and marketing and the development and maturation of the new sales and marketing teams.

The Company follows the software revenue recognition practices set forth in Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to the Company's products, the Company uses contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectable. Revenue for projects with few or no modifications are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectable.

Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased 22.9% to $8.0 million in the third quarter of 2000, from $6.5 million in the third quarter of 1999. For the nine-month period ended September 30, 2000, services and PCS revenues were $21.2 million, an increase of $2.0 million, or 10.3%, over $19.2 million for the same period in 1999. Services and PCS revenues increased in the third quarter and year-to-date 2000 periods due to the combined effect of multi-site rollouts for existing customers, upgrades to new releases of the Company's products, product implementations at customer sites, and renewals of PCS agreements.

The components of services and PCS revenues as a percentage of total revenues in the third quarter of 2000 were 23.8% for software modifications, 32.0% for professional services, and 22.4% for PCS agreements compared with 18.8%, 34.7%, and 19.8%, respectively, in the third quarter of 1999.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer. The Company believes that as the number of new contracts increases, future modification revenues as a percentage of total revenues may decrease due to the increased functionality of new releases of the Company's products; however, the relationship is dependent upon the variety of modifications that each customer specifies.

Professional services revenues are derived from training, technical services, performance of the CRP, project management, and implementation services. Professional services revenues are based on the number of days of work actually performed. The increase in professional services revenue for the third quarter of 2000 was due to an effort on the part of the Company to sell upgrades, training, and other services to existing customers. The Company believes that future professional services revenues may increase as new customer contracts are signed.

Customers typically enter into an agreement for PCS at the time they first license the Catalyst WMS and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably, after payment is received, over the term of the PCS agreement. The increase in PCS revenues for the third quarter of 2000 was due primarily to growth in the installed customer base for the Company's products, current customers renewing their PCS agreements, and a large payment from a customer covering PCS for prior periods. The Company believes that PCS revenues may increase in the future as more of the Company's products are implemented, resulting in the execution of corresponding PCS agreements and renewal of existing PCS agreements.

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that the Company sold to its customers on behalf of hardware and other equipment manufacturers. Hardware purchases by customers may vary significantly from period to period and may depend on the customers' own purchasing power. Hardware revenues decreased $1.2 million to $495,000 in the third quarter of 2000 from $1.7 million during the same period of 1999. For the nine months ended September 30, 2000, hardware revenues were $4.1 million as compared to $5.2 million for the same period in 1999. Hardware sales represented 13.0% of total revenues for the nine months ended September 30, 2000 compared to 16.8% for the same period in 1999. Hardware revenues were higher in 1999 due to a multi-site equipment sale to one major customer.

Cost of Software License Fees

Cost of software license fees consists of the cost of third party software products sold by the Company. In the third quarter of 2000, cost of software license fees increased to $268,000 from $69,000 for the same period in 1999. The increase was due to an increase in revenues from the sale of third party software. Year-to-date cost of software license fees increased by 44.1% to $647,000 in 2000 from $449,000 in 1999. The Company anticipates that the cost of software license fees for third party software should remain constant in the future as a percentage of third party software revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. Cost of services and PCS increased 6.7% to $4.4 million in the third quarter of 2000 from $4.1 million for the third quarter of 1999. However, as a percentage of services and PCS revenues, the cost of services and PCS decreased to 55.0% for the third quarter of 2000 from 63.3% for the third quarter of 1999, reflecting improvement and efficiencies in the delivery of these services. Year-to-date cost of services and PCS increased 9.2% to $12.8 million in 2000 from $11.8 million for the same period in 1999 due to the hiring of additional employees and contract personnel. Year-to-date cost of services and PCS decreased as a percent of related revenues to 60.7% at September 30, 2000 from 61.3% at September 30, 1999. The Company believes that cost of services and PCS as a percentage of related revenues may continue to decrease due to productivity gains in utilization of services and PCS personnel.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by the Company on behalf of the equipment manufacturers. The Company does not inventory, service, or discount hardware items, but makes them available to customers who desire a turnkey solution. Cost of hardware in the third quarter of 2000 was $412,000 compared to $1.5 million for the third quarter of 1999. Year-to-date cost of hardware decreased to $3.3 million in 2000 compared to $4.5 million in 1999. The decrease in cost for the three- and nine-month periods is attributable to the decline in hardware revenues.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development expenses as a percentage of total revenues for the third quarter of 2000 decreased to 12.8% from 21.3% in the third quarter of 1999. Actual product development expenses were $1.3 million in the third quarter of 2000 compared to $1.9 million in the third quarter of 1999, representing a decrease of $584,000. Year-to-date product development expenses were $4.1 million in 2000 compared to $5.8 million in 1999. The decrease in product development costs for the three- and nine-month periods was primarily due to a reallocation of resources and development personnel to revenue-generating projects and focus on developing Catalyst-Exchange.com, Inc. In 1999, product development costs were higher due to concentration on a major release of the WMS product. The Company believes that future product development costs should continue to decrease as a percentage of total revenues. The Company continues to expense all software development costs related to its UNIX product as incurred. Because technological feasibility was established and general release has not yet occurred, costs to develop an interface between the Company's UNIX product and SAP are capitalized and included in other assets.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues for the third quarter of 2000 increased to 24.2% from 20.3% in the third quarter of 1999. For the nine months ended September 30, 2000, sales and marketing expenses as a percentage of total revenues increased to 22.4% from 17.4% for the same period in 1999. The increase in sales and marketing expenses for the current quarter and year-to-date was due primarily to expenses associated with rebuilding the sales and marketing teams, increased marketing activities, and an overall increase in personnel in the sales and marketing departments.

Actual sales and marketing expenses increased to $2.5 million in the third quarter of 2000 compared to $1.8 million in the third quarter of 1999. For the nine months ended September 30, 2000, actual sales and marketing expenses were $7.1 million, compared to $5.4 million for the same period in 1999,
presenting an increase of 31.2%.   The Company expects that sales and
marketing expenses will increase as a percentage of total revenues with the broadening of marketing efforts and the increase in sales personnel.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resource, and quality assurance personnel. General and administrative expenses as a percentage of total revenues for the third quarter of 2000 decreased to 13.1% from 16.8% in the third quarter of 1999. Actual general and administrative expenses decreased to $1.3 million in the third quarter of 2000 from $1.5 million in the third quarter of 1999. For the nine months ended September 30, 2000, general and administrative expenses as a percentage of total revenues decreased to 9.4% from 12.4% in the same period in 1999. Year-to-date general and administrative expenses decreased to $3.0 million from $3.9 million at September 30, 1999. Year-to-date general and administrative expenses were greater in 1999 largely due to compensation expense incurred upon the departure of the Company's former chief financial officer. The Company expects that general and administrative expenses may increase in the future, but should continue to decrease as a percentage of total revenues.

Restructuring and Other Charges

A one-time restructuring charge of $3.6 million was incurred in the third quarter of 1999. For further information on the charge, refer to the financial statements and footnotes in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. The Company expects other income and expense to remain relatively constant in the future and believes interest income may increase due to additional invested cash balances and higher interest rates earned.

Income Tax Expense

No federal or state tax expense was recorded for the quarters or nine-month periods ended September 30, 2000 and 1999 due to the Company's federal and state net operating loss position. No deferred tax expense was recorded in the quarters ended September 30, 2000 and 1999 as the Company continues to have a substantial net operating loss carryforward. The Company recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $3.5 million for the nine months ended September 30, 2000, compared to $454,000 used in operating activities for the nine months ended September 30, 1999. The increase in cash during this period was due primarily to net income of $1.2 million compared to a loss of $622,000 before a non-cash provision for restructuring at September 30, 1999 as well as improved collections of accounts receivable.

Cash used for investing activities increased to $2.1 million during the nine months ended September 30, 2000 from $1.4 million during the nine months ended September 30, 1999 due to increased equipment and leasehold improvement purchases.

Financing activities generated cash of $657,000 for the nine months ended September 30, 2000 compared to $12.7 million for the same period in 1999. The decrease in net cash provided by financing activities in 2000 was primarily due to proceeds from sale of treasury stock at September 30, 1999 of $12.4 million.

As of September 30, 2000, the Company had $23.2 million in cash and cash equivalents, which consisted primarily of investments in commercial paper, money market funds, corporate debt securities, and repurchase agreements.. In addition, the Company has a $5.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. The Revolving Credit Facility bears interest at the prime rate or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires in October 2001. As of September 30, 2000, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established.

Accounts receivable was $8.6 million as of September 30, 2000. This compares to $10.1 million at December 31, 1999. The decrease from December 31, 1999 was due to improved collections at September 30, 2000 compared to December 31, 1999. At September 30, 2000, the Company had a reserve for doubtful accounts of $1.1 million and believes it has adequately provided for any risks, with respect to its accounts receivable, known or anticipated at this time.

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

Catalyst-Exchange.com, Inc. ("Exchange") was incorporated as a Delaware corporation on May 3, 2000. Since that period, Exchange has not generated revenues but has capitalized costs under SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

The Company has never paid cash dividends on its common stock. The Company's policy has been to retain cash from operations to provide funds for the operation and expansion of its business. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe it has material exposure to market risk with respect to any of its investments as the Company does not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in commercial paper, money market funds, corporate debt securities, and repurchase agreements. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both September 30, 2000 and 1999. There were no realized gains or losses in the periods ended September 30, 2000 or 1999.

                         PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In 1999, a former customer (the "Claimant") instituted an arbitration proceeding against the Company with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant attempts to revoke its acceptance of the Company's product alleging breach of warranty. The Claimant seeks relief in the form of monetary damages. The Company believes that the allegations of the Claimant are without merit and intends to vigorously defend against them. The potential outcome for this legal proceeding cannot be determined at this time .


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

          3.1   Amended and Restated Certificate of Incorporation(1)
          3.2   Amended and Restated By-Laws(1)
          10.1  1993 Stock Option Plan, as amended, of Catalyst USA, Inc.*(1)
          10.2  1997 Director Stock Option Plan of Catalyst International,
                Inc.*(2)
          27    Financial Data Schedule
          -----
          * Represents a compensation plan.
          (1) Incorporated by reference to Registration Statement 33-97522C on Form SB-2.
          (2) Incorporated by reference to Exhibit 4.1 of Registration Statement 33-97522C on Form S-8 dated September 26, 1997.

          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during third quarter 2000.


                                SIGNATURES

Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CATALYST INTERNATIONAL, INC.

Dated:  November 9, 2000        By: /s/ Sean P. McGowan
                                ------------------------------------------
                                Sean P. McGowan
                                President and Chief Executive Officer

                                Signing on behalf of the registrant and as principal executive officer.

Dated: November 9, 2000         By: /s/ Timothy Sherlock
                                ------------------------------------------
                                Timothy Sherlock
                                Vice President, Finance and Chief Financial
                                Officer

                                Signing on behalf of the registrant and as principal financial officer.