Form 10-K
period 2000-12-31
CATALYST INTERNATIONAL INC
filed 2001-04-02
CIK 915508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K
                                  (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 2000 or

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________ to ________

                         Commission File Number 0-27138


                          CATALYST INTERNATIONAL, INC.
- -----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                               39-1415889
- -----------------------------------------------------------------------------
    (State or Other Jurisdiction                  I.R.S. Employer
  of Incorporation or Organization)              Identification No.

        8989 North Deerwood Drive, Milwaukee, Wisconsin       53223
- -----------------------------------------------------------------------------
           (Address of Principal Executive Offices)         (Zip Code)

                               (414) 362-6800
- -----------------------------------------------------------------------------
                (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant
to Section 12(b) of the Act:                       None

Securities registered pursuant
to Section 12(g) of the Act:          Common Stock, $0.10 par value
                                -----------------------------------------
                                             (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  As of March 26, 2001, the aggregate market value of the registrant's common stock held by non-affiliates was $19,846,132 (based upon the closing price of the registrant's common stock on The Nasdaq Stock Market(r) on that date).

As of March 26, 2001, the number of shares outstanding of the registrant's common stock was 8,043,607.

Documents Incorporated By Reference:

  * Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts II and IV.

  * Portions of the definitive Proxy Statement dated March 26, 2001 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 24, 2001 are incorporated by reference into Part III.

                         CATALYST INTERNATIONAL, INC.

                                  FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                    INDEX

PART I

Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  9
Item 4.  Submission of Matters to a Vote of Security Holders. . . . .  9

PART II

Item 5.  Market for Registrant's Common Equity and Related
         Security Holder Matters. . . . . . . . . . . . . . . . . . .  9
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .  9
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . . . . . . . 10
Item 7A. Quantitative and Qualitative Disclosures about
         Market Risk. . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 8.  Financial Statements and Supplementary Data. . . . . . . . . 11
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. . . . . . . . . . . . . 11

PART III

Item 10. Directors and Executive Officers of the Registrant . . . . . 11
Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . . 13
Item 12. Security Ownership of Certain Beneficial Owners
         and Management . . . . . . . . . . . . . . . . . . . . . . . 13
Item 13. Certain Relationships and Related Transactions . . . . . . . 13

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . 13

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I

Item 1.  Business

GENERAL

Catalyst International, Inc. was incorporated in Delaware in 1982 and develops, markets and supports supply chain execution solutions (SCE). Our primary product, CatalystComplete(TM) is a collaborative effort between Catalyst and our supply chain software partners. CatalystComplete is a modular software solution made up of five key components providing our customers with critical fulfillment activities, real-time information about those operations, and supply chain integration. The flagship product Catalyst(R) WMS manages inventory, space, people, and equipment by controlling all aspects of warehouse operations, from receiving and storing (putaway) to order selection (picking), loading, and shipping. The complementary products provide warehouse automation, add-on warehouse functionality, supply chain collaboration, and supply chain communication.

Catalyst also provides related services, including software modification and configuration, post-contract customer support (PCS), project management, rapid prototyping, training, and implementation support. CatalystComplete is an information-rich, user-configurable software solution that accelerates growth and facilitates positive business change. We believe organizations that have implemented Catalyst software have realized increases in customer satisfaction, space utilization, and warehouse efficiency, faster turnaround times, reduced labor costs, and enhanced supply chain management.

With the rapid pace of change and increasing customer demands, supply chain execution is critical to a company's success. Distribution and fulfillment activities are key to maintaining customer satisfaction and loyalty. The ability to fill customer orders on time, accurately, and as expected is not only essential; it can become the source of a considerable competitive advantage. These conditions have led many businesses to seek improvements in their supply chains, including investments in software solutions that manage distribution and fulfillment activities.

Today's business environment places huge demands on distribution operations. Internet fulfillment, traditional distribution, or some combination of both requires the movement of goods at unprecedented levels of efficiency and accuracy. It also requires real-time information and reporting about those activities. CatalystComplete provides the operations necessary to support supply chain execution, generates crucial information about those operations, and supports the supply chain visibility needed to improve collaboration within key components of the supply chain.

Since Catalyst's inception in 1979, we have focused our resources on the development and enhancement of advanced warehouse management software solutions. Today, with an expanded focus on supply chain execution, we continue to benefit from this dedication. Catalyst WMS remains at the center of our CatalystComplete solution; delivered within a collaborative framework and in concert with our supply chain software partners.

Our dedication to warehouse management has allowed us to set many standards for today's WMS software. Our history of innovations includes the industry's first standard software package, first Web-based WMS, first certified WMS interface to SAP, first ISO 9001 certified WMS vendor, and first WMS vendor to introduce a business-to-business (B2B) information exchange based on the execution of orders.

CatalystComplete meets the needs of five markets: motor vehicle and parts, retail, consumer-packaged goods, industrial technology, and process goods. Catalyst software can be rapidly configured to meet the needs of individual customers by utilizing three key attributes: a standard WMS product;

standard interfaces to supply chain software, automation technologies, and add-on products; and a standard implementation methodology.

Catalyst WMS operates in an open system environment allowing customers to use various UNIX operating systems that work on multiple hardware platforms. Catalyst makes every effort to sell the standard software package to new customers, reducing the need for modifications and custom developed systems.

Catalyst WMS interfaces with several supply chain software applications, such as manufacturing resource planning systems (MRP), enterprise resource planning systems (ERP) (such as SAP, Baan, and Oracle), and supply chain planning (SCP) systems (such as Manugistics). The software supports a wide range of automation technology interfaces, such as radio frequency-based scanning and data collection devices, bar coding devices, voice recognition devices, and material handling equipment (such as conveyors, sorters, and carousels). Catalyst WMS also interfaces with several add-on products that deliver specific functionality including shipping management, warehouse optimization, and warehouse simulation.

The Catalyst WMS implementation methodology is known as the "CIMPL" process-Catalyst Implementation Management and Planning. The CIMPL process consists of training, business scenario development, configuration of the software, a Conference Room Pilot (CRP), project management, and implementation support services. The CRP is a critical element of the Catalyst approach that allows our customers to work hands-on with configured software in a practice environment at our headquarters. The CRP enables Catalyst and our customers to model warehouse management operations, prototype and validate customer business requirements, and resolve operating issues prior to live implementation.

We believe that CatalystComplete benefits our customers by delivering both a return on investment and a return on information. The return on investment is achieved through enhancing operational efficiencies and improved capital utilization. Catalyst software improves the operational efficiency of warehouses by increasing labor productivity through efficient employee scheduling, reduction of downtime, and by streamlining product flow. The advanced features of our solution improve capital utilization by lowering inventory levels, increasing inventory turns and warehouse efficiencies, and improving space utilization. CatalystComplete also provides a return on information through improved customer service, enhanced customer satisfaction, and shortened delivery times. Our software improves customer service and generates faster turnaround on customer orders.

During the third quarter of 1999, Catalyst and SAP AG, a leading supplier of enterprise software solutions, entered into an advanced strategic alliance. In connection with this alliance, SAP America, Inc., a subsidiary of SAP AG, acquired, at the time of purchase, a 9.7% stake in Catalyst.

In the second quarter of 2000, Catalyst-Exchange.com, Inc., a wholly owned subsidiary of Catalyst International, was established. Catalyst-Exchange.com, a B2B information hub, was designed to serve as a portal to retailers, consumer goods companies, and common carriers. It was intended to focus on the execution of orders and facilitate the sharing of accurate shipping information throughout the supply chain. Catalyst-Exchange.com would also provide a community of more than 42,000 companies with the ability to dynamically communicate without the high network costs associated with Electronic Data Interchange (EDI), significantly lowering their supply chain costs.

On February 5, 2001, Catalyst entered into an extended strategic partnership and joint development agreement with Kewill Systems plc and Kewill E
Commerce, Inc. (Kewill). Under the terms of the agreement, the Company will market, integrate, and license the Kewill.Ship(tm) suite of shipping automation applications and Kewill's e-fulfillment applications in the Catalyst product suite. In addition,

Kewill has acquired all of the rights to the Catalyst-Exchange.com technology to enhance its Kewill.Net offering. The companies also agreed to a joint development of applications for Knowledge Management and Vendor Quality Management (VQM-II).

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements. These statements use words such as "anticipates," "believes," "estimates," "expects," or "future," or are otherwise stated as Catalyst's predictions for the future. These statements, as with any predictions of the future, involve certain risk factors beyond Catalyst's control. Catalyst's actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on Catalyst's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for Catalyst's products, delays in the timely availability of new features and releases of Catalyst's products, a too-rapid increase in Catalyst's level of spending, actions taken by competitors, technological changes, those herein identified, those discussed in Catalyst's Registration Statement on Form SB filed with the Securities and Exchange Commission (SEC), and other factors identified from time to time as risks in Catalyst's reports filed with the SEC.

STRATEGY

Catalyst's objective is to provide supply chain execution software and services that support business growth and help companies manage change. To achieve this objective, we have adopted the following strategies:

OFFER ADVANCED WAREHOUSE MANAGEMENT SOLUTIONS. Catalyst intends to continue to focus resources on offering user configurable, information-rich standard solutions which capture best practice methodologies used in warehouse operations. We believe we are well positioned in the market because our standard solution allows us to leverage our software over a broad customer base and reduce implementation time significantly relative to custom-developed solutions.

OFFER COLLABORATIVE SOFTWARE SOLUTIONS. Catalyst intends to continue to collaborate with leading supply chain software providers to provide solutions that seamlessly integrate, share critical data, and provide visibility into the supply chain.

EXPAND ON STRATEGIC ALLIANCES. Catalyst intends to provide expanded capabilities to our software solution through key strategic alliances. We have not only relied on our own innovations and internal capabilities, but the technology, skills and knowledge of other leading vendors in the supply chain industry. Many components of CatalystComplete are made available through our supply chain software partners.

Catalyst entered into an alliance with SAP AG, a leading supplier of enterprise software solutions in September 1999. Understanding the mission critical role warehousing and distribution play in a company's ability to compete and differentiate themselves, SAP named Catalyst as SAP's preferred solution to meet the high-volume, complex environments of today's warehouse. The partnership secures a long term collaborative relationship focused on providing supply chain excellence.

To provide a complete solution for our customers, Catalyst and SAP initiated several joint programs setting a new standard for integration. These include the joint development of the SAP advanced interface for integrating Catalyst WMS and SAP's Logistics Execution System (LES) with R/3 and mySAP.com, the designation of Catalyst as the principal service provider for implementation and modification of SAP's LES, and having Catalyst serve as the primary North American support center for

SAP's LES. We believe our customers will benefit from the complementary expertise of the two companies and that we are well positioned to extend our market presence.

PROVIDE SUPERIOR SYSTEM IMPLEMENTATION. Catalyst believes that the efficiencies of our implementation processes allow us to increase sales to prospective customers seeking standard, configurable software solutions and to gain market share relative to our competitors. We plan to continue to improve our differentiated implementation processes by further refining the CIMPL and Rapid Deployment (a scaled down version of CIMPL) methodologies and CRP process in order to address the needs of different sized warehouses and distribution centers and to shorten and simplify the implementation process.

DEVELOP ADDITIONAL MARKETS. Catalyst has customers in several different industries, falling into five major vertical market categories including retail, consumer goods, motor vehicle and parts, industrial technology, and process goods. We support the needs of various distribution models including traditional distribution, Internet fulfillment, and a combination of both.
We believe the expertise we have developed in each of these markets through our customer base provides us with a significant competitive advantage in selling to prospective customers where similar functionality is required.

EXPAND WORLDWIDE DISTRIBUTION. Catalyst's London office was established in 1994 to sell, service, and support Catalyst WMS in international markets. We plan to continue to increase our international business through an aggressive effort to recruit and manage Value Added Resellers (VARs) in selected foreign markets. These VARs work together with both of our offices in obtaining agreements for global, multi-site installations with multi-national customers. Our software is currently available in English, French, Italian, Portuguese, German, and Spanish.

LEVERAGE STANDARD TECHNOLOGY. Catalyst WMS is designed to operate in an open system environment enabling our customers to use various UNIX and NT operating systems, operate on multiple hardware platforms, and inter-operate with many third-party software applications, such as MRP, ERP, supply chain planning systems, and automation technologies. We intend to continue to utilize our industry, customer, and supplier relationships to keep abreast of emerging standards, protocols, and applications programming interfaces as such trends are introduced and gain market acceptance.

PRODUCTS

CatalystComplete is designed to meet the dynamic needs of supply chain execution. It is a modular software solution made up of five key components offering customers critical fulfillment activities, real-time information on operations, and supply chain integration. This includes managing an entire warehouse operation, incorporating automation technologies, interoperating with other key elements of the supply chain and communicating critical data about those operations.

Catalyst WMS, our flagship product, remains at the center of our CatalystComplete solution; delivered within a collaborative framework and in concert with our supply chain software partners. Catalyst WMS is a scaleable warehouse management system. Information-rich and user-friendly, our software manages everything in a distribution center from equipment and inventory to personnel and space. The software provides the fulfillment activities that keep distribution operations running smoothly and productively, and generates critical information about the effectiveness of those operations.

Catalyst WMS provides all the basic functions and benefits expected in WMS software, plus the industry specific features needed for effective supply chain management in specific industries. Our software serves the needs of several specific markets: retail, consumer-packaged goods, industrial technology, process goods and motor vehicle and parts. We continue to enhance this software solution with new releases and interim point releases incorporating new features and functionality that help our customers remain competitive in their industries.

The remaining components of CatalystComplete provide the following:

   *  CatalystCompanion-warehouse value-add
   *  CatalystConnect- warehouse automation
   *  CatalystCollaborate-supply chain integration
   *  CatalystCommunicate-supply chain visibility

Catalyst introduced two CatalystCompanion products in April 2000: CatSim and the Vendor Quality Management I module.

CatSim is an engineering tool that allows customers to experiment with proposed warehouse changes. Through simulation, CatSim offers customers a graphic real-time view of their warehouse and distribution center operations. Able to simulate both current and future envisioned environments, it interfaces with the Catalyst WMS to create a baseline for prospective changes in warehouse operations. Users can simulate the reconfiguration of warehouse layout, equipment, orders, items, staffing, methods and procedures, and immediately view the results.

Designed to reduce risk and cut costs, CatSim enables users to gauge the impact of retooling functions prior to making financial or logistical commitments to real world operations. It provides an accurate barometer that enables users to:

   *  Fine-tune warehouse operations, layout, equipment, and strategies;
   *  Respond to business changes quickly and easily;
   *  Improve the quality and consistency of project justifications;
   * Design phased introductions by determining the effects of intermediate steps to operations;
   * Establish benchmarks for the measurement and comparison of departments, shifts and/or workgroups; and
   * Test alternative designs for new distribution centers or upgraded equipment.

The Vendor Quality Management I (VQM-I) module will help retailers save time and improve warehouse productivity, significantly enhancing their business operations. VQM-I provides users a real-time tool that identifies specific shipment discrepancies and frequency of issues, which can then be communicated to the vendor to head-off future problems. A new class of software, the system should reduce vendor charge-backs, improve relationships between retailers and vendors, and reduce costs by verifying the accuracy of vendor Advanced Shipment Notice (ASN) data.

This dynamic information exchange is necessary to keep pace with the industry's needs. VQM-I replaces more error-prone paper-based audits with an electronic auditing procedure to certify vendors' ASN process and continually monitor the accuracy of ASN data against actual shipment and carton contents. The audits uncover vendor compliance issues, identifying the causes and frequency of violations. Results can be used to keep vendors updated on how well their ASN program is working, so errors can be eliminated before they turn into charge-back issues.

The information set forth on page 14 of the 2000 Annual Report to Shareholders under the caption "Total Revenues" is incorporated herein by reference and is filed herewith as Exhibit 13.1.

SERVICES AND PCS

In addition to the sale of WMS products, Catalyst offers certain services and PCS agreements to our customers. These services include software modification and configuration, project management, rapid prototyping, training, and implementation support. Customers are charged for services based on a standard fee for each person-day.

As a software provider, we recognize the importance of offering quality service and support to our customers. Catalyst has several groups responsible for offering services and PCS to ensure customer satisfaction; these groups include Professional Services, Product Distribution, Customer Strategic Solutions, Customer Education and Training, and Customer Support.

Professional Services offers the CIMPL and Rapid Deployment processes, which typically last four to eight months. Implementations for no-modification jobs can be even faster. Using the Rapid Deployment process, we successfully installed our Catalyst WMS software in less than eight weeks in a customer's
Internet fulfillment center.   As a principal SAP LES integrator,
Professional Services will be able to utilize its focus on SAP LES and warehouse management to participate in TeamSAP(TM) projects along with SAP and other SAP implementation partners, increasing implementation success and long-term serviceability for SAP LES.

Product Distribution is responsible for managing and installing operating systems, hardware, networks, communication links, and relational database management systems (RDBMS)

Customer Strategic Solutions addresses meeting the post-implementation needs of our customers. This includes the sale of additional enhancements to subsequent WMS sites, resale of hardware, providing consulting services, as well as providing possible upgrades for Catalyst WMS.

Customer Education and Training provides education and training on the use, administration, and configuration of our WMS product. Our approach employs a mixture of "train the trainer" and "train the user." Typically, customer employees that include representatives from operations and information systems participate in the training. We provide in-depth documentation, structured training classes, and hands-on training for our software.
Catalyst University offers a series of continuing education courses for current customers, VARs, and other partners.

Customer Support is offered 24-hours per day, seven days per week, 365 days per year. PCS agreements are typically sold to customers for a one-year term at the time they initially license Catalyst WMS and are available for newly installed software or for renewal on an on-going basis for an existing installation. PCS agreements allow the customer, following installation of the WMS software, to receive 24-hour per day, 7-day per week assistance with the operation of the software and to obtain on-line support. PCS is a service that may be purchased at the customer's option.

To support the consistent delivery of quality installations, Catalyst developed a world-class customer service center called the Supply Chain Execution Competency Center (SCE Competency Center). Opened in 1999, the SCE Competency Center supports both SAP LES and Catalyst WMS. As the main customer support center for implementations of SAP LES and Catalyst WMS, the SCE Competency Center provides customer training, customer consulting, and product customization services. Under the alliance, we deploy our world-class service organization to implement and provide primary support for all customer and TeamSAP partner requests, including a 24x7 hot line, implementation services, and on-site support for SAP LES in North America.

CUSTOMERS

In the year ended December 31, 2000, Catalyst had no customers that accounted for more than 10% of total revenues. Catalyst does not believe that the loss of any single customer would have a material adverse effect upon its business, results of operations, or financial condition.

Catalyst has historically relied on five key vertical markets for a substantial portion of revenues. We do not, however, intend to focus solely on these markets for future sales and do not anticipate that we will depend on any single market for a substantial portion of our sales.

SALES AND MARKETING

Catalyst markets and sells our software and services in North America and Europe through direct sales and channel partner organizations. We are currently exporting our products to Australia, Brazil, Canada, France, Germany, Guatemala, Holland, Italy, Mexico, Saudi Arabia, Spain, and the United Kingdom. Our London office is responsible for the sales, support, and service of the WMS software in certain international markets.

In Italy and France, Catalyst utilizes the sales assistance of VARs to sell and assist in implementation and support of our WMS product. We plan to continue strengthening our presence in other countries though our relationships with supply chain participants and enterprise software vendors and by developing close relationships with system integrators in those countries.

The Company operates in one industry segment. There were no sales to individual customers that exceeded 10% of revenues in 2000 or 1998. Sales to one customer in 1999 totaled 10% of revenues.

International revenues accounted for 15%, 19% and 19% of total revenues in 2000, 1999 and 1998, respectively. Revenues by geographic area were as follows:


Years Ended December 31,                  2000           1999           1998
                                  ------------   ------------   ------------
United States                     $ 35,671,261   $ 32,988,868   $ 27,376,159
United Kingdom                       2,581,446      2,580,679      2,252,045
France                               1,105,902              *              *
Canada                                       *      1,276,174      2,041,276
Holland                                      *      1,834,100      1,024,019
Countries in which revenues
did not exceed $1 million            2,651,849      1,880,339      1,219,102
                                  ------------   ------------   ------------
                                  $ 42,010,458   $ 40,560,160   $ 33,912,601

*Revenues did not exceed $1 million.


To support our sales force, we conduct comprehensive marketing programs which include direct mail, public relations, advertising, seminars, trade shows, joint programs with vendors and consultants, and ongoing customer communication programs. Our sales cycle begins with the generation of a sales lead or the receipt of a request for proposal (RFP) from a prospective customer, which is typically followed by the qualification of the lead or prospect, an analysis of the customer's needs, response to the RFP, one or more presentations or product demonstrations, a visit to a similar or representative warehouse running our WMS product, contract negotiation, and commitment.

Catalyst believes that, with over 20 years of experience in the warehouse management software business, our software is established, proven, and accepted in the marketplace. We further believe that the level of expertise found throughout our organization includes some of the best in the industry in design, development, and implementation support. Catalyst has created a team of employees, vendors, and consultants who are experts and leaders in their respective fields, which allows us to provide our customers with a strong resource of products and knowledge. This resource should help our customers stay competitive in their respective industries.

As of December 31, 2000, the sales and marketing organization was based in Catalyst's headquarters in Milwaukee, Wisconsin, in the London office, and in territory sales offices located throughout the United States.

PROPRIETARY RIGHTS AND LICENSES

Catalyst relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements, and other contractual provisions to protect our proprietary information. We have no patents or patent applications pending. Due to the rapid pace of change in the computer software industry, we believe that trade secret and copyright protection are less significant in affecting our business, results of our operations, or financial condition than factors such as the knowledge, ability and experience of our employees, frequent product enhancements and timeliness and quality of support services. Catalyst typically grants the right to use the WMS software under a perpetual license, which is generally non-transferable and solely for the customer's internal operations at designated sites. Under the terms of our license agreements, Catalyst generally owns all modifications to our software that are developed and implemented for a customer.

Catalyst is not aware that our CatalystComplete products, trademarks, or other proprietary rights infringe the property rights of third parties. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such infringement claims, with or without merit, could be time consuming and result in costly litigation or damages.

PRODUCT DEVELOPMENT

Catalyst offers a collaborative information-rich software product that provides complete supply chain execution functionality for supply chains worldwide. We intend to continue to introduce new products, upgrade the functionality of our existing products, and establish partnerships to support this strategy. We work closely with our customers and prospective customers to understand their requirements and to design enhancements and new products that meet their needs. All product development is performed by our employees or by contract personnel under our control. Product development costs were $5.3 million in 2000, $7.6 million in 1999, and $3.4 million in 1998.

COMPETITION

The supply chain execution software industry continues to be highly fragmented with a number of competitors. Catalyst's competitors, including publicly and privately held companies, focus either on warehouse management software or supply chain execution, or offer a comprehensive software solution of which warehouse management is a part. The competitive factors affecting the market for our software and services include: corporate and product reputation, features and functionality, vertical market expertise, customer configurability, effective and timely implementation, availability of products on open computer platforms, ability to interface with existing equipment and systems, ability to support radio frequency and bar code technology, quality of support services, real-time capabilities, RDBMS technology, scalability, international capabilities, documentation and training, product quality, performance, and price. Catalyst believes that we compete effectively with respect to these factors, but there can be no assurance that we will continue to do so.

EMPLOYEES

As of December 31, 2000, Catalyst had 305 full-time employees worldwide, none of whom were represented by any collective bargaining organization. We have never experienced a work stoppage and consider relations with our employees to be good.

Item 2.  Properties

Catalyst's corporate headquarters is approximately 62,000 square feet of leased office space in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but Catalyst has the option to extend such term for an additional ten-year period. We lease approximately 6,500 square fee of additional office space in Milwaukee, Wisconsin. The term of the lease expires in January 2006. Finally, we lease approximately 6,000 square feet of office space in London, England, pursuant to a lease that expires in 2003. We believe that these existing facilities should be adequate for our needs through 2001.

Item 3.  Legal Proceedings

On October 8, 1999, a former customer (Claimant) instituted arbitration proceedings against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant attempts to revoke its acceptance of Catalyst's software product and alleges that Catalyst breached its warranty obligations under its agreement with Catalyst. Claimant seeks relief in the form of monetary damages in an amount not less than $1,944,887. Catalyst believes that the allegations of the Claimant are without merit and is in the process of vigorously defending itself against them as the arbitration proceedings are currently pending. The potential outcome for this legal proceeding cannot be determined at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2000.


PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters

Catalyst's common stock is quoted on the Nasdaq National Market under the symbol CLYS.

As of March 26, 2001, there were 8,043,607 shares of Catalyst's common stock outstanding held by 124 shareholders of record and approximately 1,530 beneficial owners.

The following table represents the high and low price information for Catalyst's common stock for each quarterly period within the two most recent fiscal years.

                                        2000                  1999
                                 ------------------   -------------------
                                   High       Low        High       Low
                                 -------    -------    -------    -------
   Quarters ended March 31,      $15.375    $11.500    $18.875    $ 9.938
   Quarters ended June 30,        12.500      6.000     21.000     10.000
   Quarters ended September 30,    8.625      4.375     21.625     10.250
   Quarters ended December 31,     5.000      3.500     15.500      7.250

Source:  The Nasdaq National Market.


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

Item 6.  Selected Financial Data

                            SELECTED FINANCIAL DATA
                    (In thousands, except per share data)


Years Ended December 31,                2000    1999    1998    1997    1996
                                        ----    ----    ----    ----    ----

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues:
 Software license                    $ 8,451 $ 7,575 $ 8,741 $ 7,007 $ 8,132
 Services and post-contract
  customer support                    28,222  25,599  21,890  14,637  12,902
 Hardware                              5,337   7,386   3,282     881     132
                                     ------- ------- ------- ------- -------
    Total revenues                    42,010  40,560  33,913  22,525  21,166

Cost of revenues:
 Software license                        797     606     525     524     288
 Services and post-contract
  customer support                    16,632  14,921  14,583  13,745  12,371
 Hardware                              4,361   6,260   2,759     766       -
                                     ------- ------- ------- ------- -------
    Total cost of revenues            21,790  21,787  17,867  15,035  12,659
                                     ------- ------- ------- ------- -------
Gross margin                          20,220  18,773  16,046   7,490   8,507

Operating expenses:
 Product development                   5,301   7,638   3,412   2,731   4,470
 Sales and marketing                   9,254   7,159   5,494   5,291   5,079
 General and administrative            4,793   6,574   4,177   3,975   4,287
 Write-off of purchased research
  and development                          -       -       -       -   2,002
 Restructuring and other charges           -   3,588       -       -     597
                                     ------- ------- ------- ------- -------
    Total operating expenses          19,348  24,959  13,083  11,997  16,435
                                     ------- ------- ------- ------- -------
Income (loss) from operations            872  (6,186)  2,963  (4,507) (7,928)
Other income, net                        891     573     217     308     867
                                     ------- ------- ------- ------- -------
Income (loss) before provision
 for income taxes                      1,763  (5,613)  3,180  (4,199) (7,061)
                                     ------- ------- ------- ------- -------
Provision for income taxes                 -       -     100       -       -
Net income (loss)                    $ 1,763 $(5,613)$ 3,080 $(4,199)$(7,061)
                                     ======= ======= ======= ======= =======
Net income (loss) per share -
 diluted                             $  0.21 $ (0.77)$  0.42 $ (0.63)$ (0.88)
                                     ======= ======= ======= ======= =======
Shares used in computing diluted net
 income (loss) per share               8,452   7,288   7,383   6,630   7,996
                                     ======= ======= ======= ======= =======



BALANCE SHEET DATA:

Cash and cash equivalents            $21,201 $21,169 $ 8,555 $ 4,256 $ 9,321
Working capital                       19,773  20,388   9,530   6,673  10,457
Total assets                          38,605  35,563  25,557  17,692  20,199
Long-term debt, less current portion     166     181     412     443     132
Total shareholders' equity            25,645  23,281  15,403   9,997  14,147
                                     ------- ------- ------- ------- -------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 12 through 18 of the 2000 Annual Report to Shareholders are incorporated herein by reference and are filed herewith as
Exhibit 13.1.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments; Catalyst does not utilize market rate sensitive instruments for trading or other purposes. The information set forth on page 24 of the 2000 Annual Report to Shareholders under the caption, "Cash and Cash Equivalents," is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 8.  Financial Statements and Supplementary Data

The financial statement set forth under the caption "Quarterly Results" on page 18 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

The following financial statements for Catalyst and the independent auditors' report set forth on pages 19 through 32 of the 2000 Annual Report to Shareholders are incorporated herein by reference and is filed herewith as
Exhibit 13.2.

   *  Report of Ernst & Young LLP, Independent Auditors
   * Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998
   *  Consolidated Balance Sheets at December 31, 2000 and 1999
   * Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998
   * Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998
   *  Notes to Consolidated Financial Statements

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Catalyst had no changes in or disagreements with its accountants on accounting and financial disclosure in 2000.


PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors:

Catalyst incorporates by reference herein the information contained under the caption, "Election of Directors," on pages 2 through 3 of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Catalyst also incorporates by
reference herein the information contained under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," on page 4 of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Officers:

Lynne B. Briggs, 40, has served as Senior Vice President-Software Engineering since December 1999. Prior thereto, Ms. Briggs served as Vice President-Software Engineering since November 1998; as Director-Product Development from September 1997 to November 1998; as Director-Application Design from August 1996 to April 1997; and as a Project Manager from January 1996 to August 1996. Ms. Briggs left Catalyst briefly and served as Director of Staff Planning at Carson Pirie Scott from April 1997 to September 1997.

Judith K. Fearn, 39, has served as Vice President-European Operations since December 1995. Prior thereto, Ms. Fearn served as Managing Director-United Kingdom beginning in May 1994. Ms. Fearn has been a Director of Catalyst's wholly owned subsidiary, Catalyst WMS International Limited, since May 1995.

Richard L. Gimbel, 50, has served as Vice President-Marketing since June 2000. Prior to joining Catalyst, Mr. Gimbel worked for J.D. Edwards June of 1996 to May of 2000. Mr. Gimbel held various director level positions in the Marketing Department, most recently in the B2B Marketing Operations Group.

David L. Harney, 62, has served as Vice President-Research and Development since December 1992 and as Vice President-Software Development from February 1991 to December 1992.

Douglas J. Kennedy, 37, has served as Vice President-Professional Services since June 2000. From February 1999 to June 2000, Mr. Kennedy served as Vice President-Professional Services-Customer Support; as Vice President-Professional Services Organization; as Director-Retail Operations of the Company from December 1995 to August 1996; and as a Project Manager from November 1994 to November 1995.

David M. Kogut, 49, has served as Senior Vice President-Enterprise Integration Application Product Marketing since November 2000. Since joining Catalyst in October 1991, Mr. Kogut served successively as Senior Vice President-SAP Alliance; Senior Vice President-Complementary Services; Senior Vice President-Customer Satisfaction; Senior Vice President-Operations; Vice President-Customer Service; Vice President-Marketing; and Vice President-Systems Integration.

Sarah M. Oberhofer, 45, has served as Vice President-Human Resources since July 2000. From September 1995 to June 2000, Ms. Oberhofer served as Director-Human Resources at Catalyst.

Michael D. Pridavka, 38, has served as Vice President-North American Sales since August 2000. Prior to joining Catalyst, Mr. Pridavka worked for Rockwell Software from October 1994 to May 2000, where he was responsible for worldwide software sales.

Timothy Sherlock, 48, has served as Vice President-Finance and Administration and Chief Financial Officer since June 1999. Prior to joining the Company, Mr. Sherlock served as Chief Financial Officer, Secretary, and Vice President of Advanced Learning Systems from December 1997 to June 1999 and as Controller from March 1996 to December 1997. Prior thereto, Mr. Sherlock served as Controller of Decisionmark Corporation from May 1995 to February 1996.

James G. Stowers, 57, is one of the cofounders of the Company and has served as its Senior Vice President-Corporate Development since October 1999. Prior thereto, Mr. Stowers served as Vice President-International Sales from April 1994 to October 1999; and as a Vice President of the Company with various marketing, sales, and management responsibilities. Mr. Stowers was a Director of the Company from August 1982 to November 1993.

Daniel A. Trew, 49, has served as Vice President-Product Strategy since November 1998. From August 1997 to November 1998, Mr. Trew served as a Product Manager in the Marketing Group and from January 1994 to August 1997, as Director-Logistics Technology. Prior thereto, Mr. Trew served as a consultant with IBM Consulting Services.

Item 11.  Executive Compensation

Catalyst incorporates by reference herein the information contained under the caption "Executive Compensation" on pages 6 through 8 of the Proxy Statement for the 2001 Annual Meeting of Shareholders. Catalyst also incorporates by reference herein the information contained under the caption, "Non-Employee Director Compensation," on pages 3 through 4 of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Catalyst incorporates by reference herein the information contained under the caption "Security Ownership of Certain Beneficial Owners" on pages 5 through 6 of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

Catalyst incorporates by reference herein the information contained under the caption, "Certain Relationships and Related Transactions," on pages 9 through 10 of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

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

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) Exhibit Listing

Number  Description
  3.1   Amended and Restated Certificate of Incorporation (1)
  3.2   Amended and Restated By-Laws
 10.1   1993 Stock Option Plan, as amended, of Catalyst USA, Inc.* (1)
 10.2   1997 Director Stock Option Plan of Catalyst International, Inc.* (2)
 10.3   Letter Agreement with Douglas B. Coder dated October 23, 1998*
 10.4   Letter Agreement with Sean P. McGowan dated October 23, 1998*
 10.5   Employment Agreement with James G. Stowers dated October 23, 1998*
 10.6 Subscription Agreement among SAP America, Inc., SAP Aktiengesellschaft and Catalyst International, Inc. dated August 31, 1999 (3)
 10.7   Commercial Guaranty dated September 17, 1999
 10.8   Letter Agreement with Sean P. McGowan dated September 17, 1999*
 10.9   Letter Agreement with Douglas B. Coder dated December 3, 1999*
 10.10  Letter Agreement with Timothy Sherlock dated December 29, 1999*
 10.11  Letter Agreement with James G. Stowers dated May 30, 2000*
 10.12  Letter Agreement with Richard L. Gimbel dated June 19, 2000*
 10.13  Letter Agreement with Michael D. Pridavka dated October 13, 2000*
 10.14  Letter Agreement with Lynne B. Briggs dated December 1, 2000*
 10.15  Letter Agreement with David L. Harney dated December 1, 2000**
 10.16  Letter Agreement with Douglas J. Kennedy dated December 1, 2000*
 10.17  Letter Agreement with Sarah M. Oberhofer dated December 1, 2000*
 10.18  Letter Agreement with Daniel A. Trew dated December 1, 2000*
 13.1 Management's Discussion and Analysis incorporated by reference to Pages 13 through 18 of the 2000 Annual Report to Shareholders
 13.2 Report of Independent Auditors and Financial Statements incorporated by reference to Pages 19 through 32 of the 2000 Annual Report to Shareholders
 21     Subsidiaries of the Registrant
 23     Consent of Independent Auditors
- ----------
* Represents a management contract or compensation plan.
(1) Incorporated by reference to Registration Statement 33-97522C on Form
SB-2.
(2) Incorporated by reference to Exhibit 4.1 of Registration Statement 33-97522C on Form S-8 dated September 26, 1997.
(3) Incorporated by reference to Exhibit 4 on Form 8-K dated September 20,
    1999.

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

 (d) Financial Statement Schedule

                     Valuation and Qualifying Accounts
                              (in thousands)


                                                                      Balance
                        Balance at  Charged to  Charged                  at
                        beginning   costs and   to other  Deductions   end of
Description             of period    expense    accounts  (additions)  period
- ----------------------  ----------  ----------  --------  -----------  ------
Year ended
December 31, 2000
Allowance for
doubtful accounts        $1,256        615          -         686      $1,185

Year ended
December 31, 1999
Allowance for
doubtful accounts        $  534      2,013          -       1,291      $1,256

Year ended
December 31, 1998
Allowance for
doubtful accounts        $  339        296          -         101      $  534


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 30, 2001.

                                   Catalyst International, Inc.

                                   By: /s/ Douglas B. Coder
                                       ---------------------------------
                                       Douglas B. Coder
                                       Chairman of the Board
                                       (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

By: /s/ Timothy Sherlock
   ---------------------------------
Timothy Sherlock
Vice President-Finance and Administration,
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Douglas B. Coder
- ---------------------------------
Douglas B. Coder
Chairman of the Board
(Principal Executive Officer)

/s/ Roy J. Carver, Jr
- ---------------------------------
Roy J. Carver, Jr.
Director

/s/ James F. Goughenour
- ---------------------------------
James F. Goughenour
Director

/s/ Sean P. McGowan
- ---------------------------------
Sean P. McGowan
Director

/s/ Terrence L. Mealy
- ---------------------------------
Terrence L. Mealy
Director

/s/ Elizabeth J. Reeves
- ---------------------------------
Elizabeth J. Reeves
Director