Form 10-Q
period 2001-03-31
CATALYST INTERNATIONAL INC
filed 2001-05-15
CIK 915508

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

     OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

                           Commission File Number 0-27138


                            CATALYST INTERNATIONAL, INC.
              ------------------------------------------------------
              (Exact Name of Registrant as Specified in Its Charter)


              Delaware                                    39-1415889
     ----------------------------------------------------------------------
     (State or Other Jurisdiction of      (IRS Employer Identification No.)
      Incorporation or Organization)

              8989 North Deerwood Drive, Milwaukee, WI          53223
              -------------------------------------------------------
              (Address of Principal Executive Offices)     (Zip Code)

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

  As of May 11, 2001, 8,046,075 shares of the registrant's common stock were outstanding.

                         CATALYST INTERNATIONAL, INC.

                                  FORM 10-Q

                     FOR THE PERIOD ENDED MARCH 31, 2001


                                     INDEX


                                                                    Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                               3

         Consolidated Balance Sheets - March 31, 2001
         and December 31, 2000                                           3

         Consolidated Statements of Operations - Three months
         ended March 31, 2001 and 2000                                   5

         Consolidated Statements of Cash Flows - Three months
         ended March 31, 2001 and 2000                                   6

         Notes to Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                    12


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 6.  Exhibits and Reports on Form 8-K                               12

Signatures                                                              14


PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                          Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                                     Assets

                                                   March 31,     Dec. 31,
                                                      2001         2000
                                                  -----------  -----------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                          $ 14,355     $ 21,200
  Accounts receivable                                  11,091       10,270
  Revenues in excess of billings                          111          270
  Prepaid expenses                                        940          542
                                                     --------     --------
    Total Current Assets                               26,497       32,282

Equipment and Leasehold Improvements:
  Computer hardware and software                        6,614        8,002
  Office equipment                                      2,354        2,467
  Leasehold improvements                                  945          944
                                                     --------     --------
                                                        9,913       11,413
Less accumulated depreciation                           6,248        6,850
                                                     --------     --------
    Total Equipment and Leasehold Improvements          3,665        4,563

Capitalized software development costs, net of
 accumulated amortization of $142 and $35 in
 2001 and 2000, respectively                            2,034        1,760
Covenant not to compete, net of accumulated
 amortization of $30 in 2001                            1,060            -
Licensed technology, net of accumulated
 amortization of $250 in 2001                           7,250            -
                                                     --------     --------

Total Assets                                         $ 40,506     $ 38,605
                                                     ========     ========

See accompanying notes


Note: The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                          CATALYST INTERNATIONAL, INC.

                          Consolidated Balance Sheets
                 (in thousands, except share and per share data)

                       Liabilities and Stockholders' Equity


                                                   March 31,     Dec. 31,
                                                      2001         2000
                                                  -----------  -----------
                                                  (unaudited)
Current Liabilities:
  Accounts payable                                   $  3,618     $  3,306
  Accrued liabilities                                   2,973        2,856
  Deferred revenue                                      8,284        6,102
  Current portion of long-term debt                       220          246
                                                     --------     --------
    Total Current Liabilities                          15,095       12,510

Non-Current Liabilities:
  Long-term debt                                        1,219          166
  Deferred services and post-contract
   customer support                                     2,557           85
  Deferred rent                                           188          199
                                                     --------     --------
    Total Non-Current Liabilities                       3,964          450
                                                     --------     --------

Total Liabilities                                      19,059       12,960

Shareholders' Equity:
  Preferred stock, $.01 par value; 2,000,000
   shares authorized; none issued or outstanding            -            -
  Common stock, $.10 par value;
   25,000,000 shares authorized; shares issued:
   9,205,943 in 2001 and 9,200,943 in 2000                921          920
  Additional paid-in capital                           43,679       43,666
  Accumulated deficit                                 (17,908)     (13,696)
  Treasury stock, at cost: 1,162,331 shares
   of common stock in 2001 and 2000                    (5,245)      (5,245)
                                                     --------     --------

Total Shareholders' Equity                             21,447       25,645
                                                     --------     --------

Total Liabilities and Shareholders' Equity           $ 40,506     $ 38,605
                                                     ========     ========

See accompanying notes


Note: The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                          CATALYST INTERNATIONAL, INC.

                     Consolidated Statements of Operations
                (in thousands, except share and per share data)
                                 (unaudited)

                                                    Three months ended
                                                          March 31,
                                                      2001         2000
                                                  -----------  -----------
Revenues:
  Software                                           $  1,049     $  2,388
  Services and post-contract customer support           5,907        6,223
  Hardware                                              1,332        1,710
                                                     --------     --------
    Total Revenues                                      8,288       10,321

Cost of Revenues:
  Software                                                486          143
  Services and post-contract customer support           4,297        4,245
  Hardware                                              1,059        1,358
                                                     --------     --------
    Total Cost of Revenues                              5,842        5,746

Gross margin                                            2,446        4,575

Operating Expenses:
  Product development                                   1,188        1,416
  Sales and marketing                                   2,492        1,994
  General and administrative                            3,200          966
    Total Operating Expenses                            6,880        4,376
                                                     --------     --------

Income (Loss) from Operations                          (4,434)         199

Other income                                              222           65
                                                     --------     --------
Net Income (Loss)                                    $ (4,212)    $    264
                                                     ========     ========

Net Income (Loss) per Share:
  Basic                                             ($   0.52)    $   0.03
  Diluted                                           ($   0.52)    $   0.03

Shares used in computing net income
 (loss) per share                                       8,040        8,555


See accompanying notes

                          CATALYST INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                                  (in thousands)
                                   (unaudited)

                                                    Three months ended
                                                          March 31,
                                                      2001         2000
                                                  -----------  -----------
Operating Activities:
Net income (loss)                                    $ (4,212)    $    264
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                           752          630
  Loss on disposal of equipment                            14          152
  Changes in operating assets and liabilities:
    Accounts receivable                                  (821)       1,094
    Prepaid expenses and other assets                    (398)        (151)
    Accounts payable                                      312            8
    Accrued liabilities                                   117           22
    Deferred revenue                                    4,813        1,092
    Deferred rent                                         (11)         (14)
                                                     --------     --------
  Total adjustments                                     4,778        2,833
                                                     --------     --------
    Net cash provided by operating activities             566        3,097

Investing Activities:
  Purchase of equipment and leasehold improvements       (468)        (437)
  Capitalized software development costs                 (380)           -
  Proceeds from sale of equipment                          69            1
  Proceeds from sale of internal use software             917            -
  Purchase of licensed technology                      (7,500)           -
                                                     --------     --------
    Net cash used in investing activities              (7,362)        (436)

Financing Activities:
  Payments on long-term debt                              (63)        (103)
  Proceeds from exercise of stock options                  14          331
                                                     --------     --------
    Net cash provided by (used in) financing
     activities                                           (49)         228
                                                     --------     --------
Net increase (decrease) in cash and cash equivalents   (6,845)       2,889

Cash and cash equivalents at the beginning of period   21,200       21,169
                                                     --------     --------
Cash and cash equivalents at the end of the period   $ 14,355     $ 24,058
                                                     ========     ========


Noncash Investing and Financing Activities:

  During the first quarter of 2001, there was no new lease activity. During the first quarter of 2000, we acquired $177 of computer hardware under capital leases.

  During the first quarter of 2001, we recorded $1,090 as an intangible asset for a covenant not to compete and long-term liability for the future loan payment and corresponding income taxes with respect to a loan guarantee to the former chief executive officer.

See accompanying notes

                         CATALYST INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Net Income (Loss) Per Share of Common Stock

Catalyst International, Inc. ("Catalyst" or "we" or "our") has presented net income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations. The numerator for the calculation of basic and diluted earnings (loss) per share is net income (loss) in each period.

                                                     Three months ended
                                                           March 31,
                                                       2001         2000
                                                   -----------  -----------
                                                       (in thousands)
DENOMINATOR
Denominator for basic earnings (loss) per share -
weighted average common shares                        8,040        7,910

Effect of dilutive securities - stock options
 and warrants                                             -          645
                                                      -----        -----
Denominator for diluted earnings (loss) per share     8,040        8,555
                                                      =====        =====

3.  Strategic Partnership and Joint Development Agreement

On February 5, 2001, Catalyst entered into an extended strategic partnership and joint development agreement with Kewill Systems plc and Kewill E Commerce, Inc. ("Kewill"). Under the terms of the agreement, we will market, integrate and license the Kewill.Ship(TM) suite of shipping automation applications and Kewill's e-fulfillment applications into the Catalyst product suite. In addition, Kewill has acquired all of the rights to Catalyst-Exchange.com technology to enhance its Kewill.Net(SM) offering. The companies also agreed to a joint development of applications for Knowledge Management and Vendor Quality Management.

4.  Executive Separation Agreement

Effective March 14, 2001, Sean P. McGowan, Catalyst's president and chief executive officer ("CEO"), resigned as an officer, director, and employee of Catalyst. Pursuant to the terms of Mr. McGowan's separation agreement, attached hereto as Exhibit 10.17, Mr. McGowan agreed not to compete with Catalyst for a period of 18 months, after which time Catalyst will pay his outstanding loan with Bank One, Milwaukee of $600,000 plus applicable income taxes not to exceed $490,000, provided that Mr. McGowan does not violate his non-compete. We recorded this transaction as a $1.1 million intangible asset and long term liability. The asset will be amortized over the term of the agreement. In addition, Mr. McGowan received a cash severance payment of approximately $481,000 under his separation agreemetn and will receive a monthly cash payment to cover interest on his loan, provided that he does not violate his non-compete.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements and are based on information available at the time that they were made. These statements use words such as "anticipate," "believe," "estimate," or "expect," or are otherwise stated as our predictions for the future. These statements, as with any predictions of the future, involve certain risks, uncertainties, and other factors beyond our control. Our actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on Catalyst's share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for our products, delays in the timely availability of new features and releases of our products, a too-rapid increase in our level of spending, actions taken by competitors, technological changes, those herein identified, those discussed in Catalyst's Registration Statement on Form SB-2 filed with the SEC, and other factors identified from time to time as risks in our reports filed with the SEC.

Total Revenues

Catalyst's revenues are derived from software licenses, services and post-contract customer support ("PCS"), and hardware sales. Total revenues for the first quarter of 2001 were $8.3 million, which represented a decrease of 19.7% compared to first quarter 2000 total revenues of $10.3 million. The decrease in total revenues for the three-month period was due primarily to a decrease in the number of new projects sold, due to the slowing U.S. economy which has lengthened sales cycles.

International revenues were $1.5 million in the first quarter of 2001 compared to $1.6 million in the first quarter of 2000. International revenues represented 18.6% of total revenues for the first quarter of 2001 compared to 15.8% in the same period of 2000. We believe that international revenues may increase with additional sales and marketing activities.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, the Catalyst(R) Warehouse Management System ("Catalyst WMS"), related add-on products, and relational database management systems. The first quarter of 2001 software license fees of $1.0 million represented a decrease of 56.1% compared to the first quarter of 2000 software license fees of $2.4 million. This decrease was primarily attributable to the slowdown in the U.S. economy.

Software revenues may fluctuate based upon the size of new or add-on license agreements as well as progress toward completion for contracts that are accounted for using contract accounting. Catalyst believes that software revenues may increase due to enhanced worldwide sales and marketing efforts, our strategic alliance with SAP America, Inc. and SAP AG, our strategic partnership and joint development agreement with Kewill, the introduction of new products, efforts to deliver standard packaged solutions that meet the requirements of its vertical markets, and the maturation of our new sales force.

Catalyst follows the software revenue recognition practices set forth in Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to our products, we use contract accounting procedures, based upon percentage of completion, to recognize revenue, provided that such amounts are reasonably collectible. Revenue for projects with few or no modifications are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased 5.1% to $5.9 million in the first quarter of 2001, from $6.2 million in the first quarter of 2000. The components of services and PCS revenues as a percentage of total revenues in the first quarter of 2001 were 19.3% for software modifications, 27.1% for professional services, and 25.0% for PCS agreements compared with 15.9%, 25.4%, and 19.0%, respectively, in the first quarter of 2000. Services and PCS revenues decreased in the first quarter of 2001 due to fewer new customer contracts signed in the third and fourth quarters of 2000, which resulted in fewer projects requiring software modifications and professional services.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer. We believe that as the number of new license agreements increases, future modification revenues as a percentage of total revenues could decrease due to increased functionality of newer releases of the Catalyst WMS; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from training, performance of the CRP, technical services, project management, and implementation services. Professional services revenues are generated based on the number of days of work actually performed. We believe that future professional services revenues could increase as new customer contracts are signed but should remain relatively constant as a percentage of total revenues.

Customers typically enter into an agreement for PCS at the time they license the Catalyst WMS and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. We believe that PCS revenues should increase as existing PCS agreements are renewed and additional license agreements are sold but should remain relatively constant as a percentage of total revenues.

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sold to its customers on behalf of hardware and other equipment manufacturers. Hardware purchases by customers may vary significantly from period to period and may depend on the customers' own purchasing power. Hardware revenues decreased to $1.3 million in the first quarter of 2001 from $1.7 million in the same period of 2000. The decrease in hardware revenue was due to an overall decrease in sales to new customers.

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs and intangible assets. In the first quarter of 2001, cost of software increased to $486,000 compared to $143,000 in the same period of 2000 due to amortization of capitalized software costs and intangible assets.

We anticipate that the cost of software may increase in the future as a percentage of total software revenues due to the amortization of capitalized software costs and intangible assets. We expect that the cost of third-party software licenses may remain relatively constant as a percentage of related third-party software revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.

The cost of services and PCS increased slightly to $4.3 million in the first quarter of 2001 from $4.2 million for the first quarter of 2000. The cost of services and PCS increased due to increased personnel costs. As a percentage of services and PCS revenues, the cost of services and PCS increased to 72.7% of related revenues for the first quarter of 2001 from 68.2% for the first quarter of 2000. We believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new contracts signed in 2001.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers. We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware in the first quarter of 2001 was $1.1 million compared to $1.4 million in the first quarter of 2000. The decrease in cost for the first quarter of 2001 was attributable to the decrease in sales of hardware. We anticipate that cost of hardware, as a percentage of hardware revenues, should remain relatively constant.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs as a percentage of total revenues for the first quarter of 2001 increased to 14.3% from 13.7% in the first quarter of 2000. Product development costs were $1.2 million in the first quarter of 2001, compared to $1.4 million in the first quarter of 2000. Product development costs decreased compared to the first quarter of 2000 due to the capitalization of certain software costs. We believe that product development costs may increase in the future as more resources are devoted to existing and anticipated new product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues for the first quarter of 2001 increased to 30.1% from 19.3% in the first quarter of 2000. The increase in sales and marketing expense for the current quarter was due primarily to rebuilding the sales and marketing teams, increased marketing activities, and an overall increase in personnel in those departments.

Sales and marketing expenses increased to $2.5 million in the first quarter of 2001 from $2.0 million in the first quarter of 2000. We believe that sales and marketing expenses may increase in the future due to the anticipated expansion of the sales and marketing teams.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel. Excluding separation costs for the former CEO of $451,000, general and administrative expenses as a percentage of total revenues were 33.2% for the first quarter of 2001 and 9.4% for the first quarter of 2000. General and administrative expenses increased to $2.8 million in the first quarter of 2001 from $966,000 in the first quarter of 2000, excluding separation costs for the former CEO. General and administrative expenses increased due primarily to additional reserves for potential uncollectible accounts receivable and other potential liabilities. We anticipate that general and administrative expenses may decrease in the future as a percentage of total revenues.

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. We expect that other income and expense may decrease in the future as interest income decreases due to lower invested cash balances and an anticipated decline in interest rates.

Income Tax Expense

No federal or state tax expense was recorded for the quarters ended March 31, 2001 and 2000 due to our federal and state net operating loss position. No deferred tax expense was recorded in the quarters ended March 31, 2001 and 2000 as we continue to have a substantial net operating loss carryforward. Catalyst recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $566,000 for the three months ended March 31, 2001, compared to $3.1 million during the three months ended March 31, 2000. The decrease was due primarily to the net loss of $4.2 million at March 31, 2001.

Cash used in investing activities was $7.4 million during the three months ended March 31, 2001 compared to $436,000 during the three months ended March 31, 2000. The increase was due primarily to the purchase of licensed technology, Kewill.Net and Kewill.Ship.

Net cash provided by (used in) financing activities was ($49,000) at March 31, 2001 and $228,000 at March 31, 2000. The decrease was due primarily to lower proceeds on the exercise of stock options.

As of March 31, 2001, we had $14.4 million in cash and cash equivalents and working capital of $11.4 million. Cash and cash equivalents consist primarily of investments in money market funds and commercial paper. In addition, we have a $5.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. The Revolving Credit Facility bears interest at the prime rate or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires in October 2001. As of March 31, 2001, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established.

Accounts receivable was $11.1 million as of March 31, 2001. This compares to $10.3 million at December 31, 2000. The increase from December 31, 2000 was due to lengthened collection cycles. At March 31, 2001, we had a reserve for doubtful accounts of $1.75 million and believe we have adequately provided for any risks, with respect to our accounts receivable, known or anticipated at this time.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products, enhancement of existing products, and the financing of anticipated growth. We believe that our existing cash, cash equivalents, and available line of credit, along with anticipated cash generated from operations, should be sufficient to satisfy our cash requirements for at least the next 12 months.

We have never paid cash dividends on our common stock. Our policy has been to retain cash from operations to provide funds for the operation and expansion of our business. Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments as we do not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds and commercial paper. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximates fair value at both March 31, 2001 and 2000. There were no realized gains or losses in the periods ended March 31, 2001 or 2000.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 8, 1999, a former customer (the Claimant) instituted arbitration proceedings against the Company with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant is seeking to revoke its acceptance of our software product and alleges that we breached our warranty obligations. The Claimant seeks relief in the form of monetary damages totaling approximately $1.9 million. We believe that the allegations of the Claimant are without merit and intend to vigorously defend against them. The potential outcome of this legal proceeding cannot be determined at this time.

The Company is involved in other various unresolved legal actions in the ordinary course of its business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

Number  Description
------  -----------
3.1     Amended and Restated Certificate of Incorporation (1)
3.2     Amended and Restated By-Laws (1)
10.1    1993 Stock Option Plan, as amended, of Catalyst USA, Inc.* (1)

Number  Description
------  -----------
10.2    1997 Director Stock Option Plan of Catalyst International, Inc.* (2)
10.3    2001 Stock Option Plan of Catalyst International, Inc.* (3)
10.4    Letter Agreement with Douglas B. Coder dated October 23, 1998* (4)
10.5 Employment Agreement with James G. Stowers dated October 23, 1998, as amended* (4)
10.6 Subscription Agreement among SAP America, Inc., SAP Aktiengesellschaft and Catalyst International, Inc. dated August 31, 1999 (5)
10.7    Commercial Guaranty dated September 17, 1999 (4)
10.8    Letter Agreement with Douglas B. Coder dated December 3, 1999* (4)
10.9    Letter Agreement with James G. Stowers dated May 30, 2000* (4)
10.10   Letter Agreement with Richard L. Gimbel dated June 19, 2000* (4)
10.11   Letter Agreement with Michael D. Pridavka dated October 13, 2000* (4)
10.12   Letter Agreement with Lynne B. Briggs dated December 1, 2000* (4)
10.13   Letter Agreement with David L. Harney dated December 1, 2000** (4)
10.14   Letter Agreement with Douglas J. Kennedy dated December 1, 2000* (4)
10.15   Letter Agreement with Sarah M. Oberhofer dated December 1, 2000* (4)
10.16   Letter Agreement with Daniel A. Trew dated December 1, 2000* (4)
10.17 Severance Agreement, Non-Competition Agreement and Mutual Release with Sean P. McGowan dated April 2, 2001*

       ----------
       * Represents a management contract or compensation plan.
       (1) Incorporated by reference to Registration Statement 33-97522C on Form SB-2.
       (2) Incorporated by reference to Exhibit 4.1 of Registration Statement 33-97522C on Form S-8 dated September 26, 1997.
       (3) Incorporated by reference to Appendix B of Proxy Statement dated March 26, 2001.
       (4) Incorporated by reference to exhibits of Annual Report on Form 10-K for the period ending December 31, 2000.
       (5) Incorporated by reference to Exhibit 4 of Form 8-K dated September 20, 1999.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Act of 1934, as amended, Catalyst will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its shareholders of any Exhibits in the Exhibit Listing.

(b)     Reports on Form 8-K

On March 21, 2001, Catalyst filed a Current Report on Form 8-K with respect to Item 5, for a March 14, 2001 event.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CATALYST INTERNATIONAL, INC.

Dated:  May 15, 2001               By: /s/ Douglas B. Coder
                                      --------------------------
                                   Douglas B. Coder
                                   Chairman of the Board

                                   Signing on behalf of the registrant and as principal executive officer.

Dated: May 15, 2001                By: /s/ Charles A. Behrens
                                      --------------------------
                                   Charles A. Behrens
                                   Interim Chief Financial Officer

                                   Signing on behalf of the registrant and as principal financial officer.

                                EXHIBIT 10.17


April 2, 2001


VIA HAND DELIVERY


Mr. Sean P. McGowan
132N 9800W Hawthorne Road
Mequon, WI   53097

Re:     Severance Agreement, Non-Competition Agreement and Mutual Release

Dear Mr. McGowan:

     This will confirm our agreement concerning the end of your employment for and the end of your service as an officer and director of Catalyst International, Inc. (the "Company"). Your last day of employment with the Company was March 14, 2001 (the "Separation Date"). Effective on the Separation Date, you will be deemed to have resigned as an employee, officer and director of the Company.

1. In consideration of your undertakings set forth in Paragraph 2, below, including without limitation, the covenants in Paragraphs 2(E), 2(F), 2(G) and 2(H), below, you will receive the following payments and benefits within the applicable time periods set forth below, unless required by applicable law to be provided earlier:

(A) Whether or not you sign this agreement, the Company will pay you your base salary through the Separation Date and for all of your unused vacation which has been accrued as of the Separation Date. Payments made under this Paragraph 1(A) will be subject to normal deductions for income and payroll taxes.

(B) Within five (5) business days following the expiration of the Revocation Period described in Paragraph 3(E), below, the Company will pay you $481,500 in a lump sum as severance pay. This severance payment represents eighteen (18) months of your base salary and will be subject to applicable withholding and employment taxes. You agree that for unemployment compensation purposes, such payment will be allocated to the workweeks between March 18, 2001 and September 14, 2002, and that you will be ineligible for and will not seek unemployment compensation benefits during that period.

(C) The Company will provide you and your family with the right to participate, in the Company's group health insurance plan in accordance with the mandates of the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"). Current COBRA coverage for you and your family costs a total of $540.39 per month, and changes effective March 1 of each year. If you elect COBRA coverage in a timely manner, sign and return this agreement as specified in Paragraph 3(A), below, and do not exercise your revocation rights (described in Paragraph 3(E), below), the Company will pay for COBRA coverage for you and your family until the earlier of (i) March 30, 2002 or
(ii) the date that you obtain other health insurance coverage. Furthermore, within ten (10) calendar days of your obtaining other health insurance coverage, you agree to inform the Company of such fact in writing.

(D) If you participated in the Company's 401(k) Plan (the "Plan"), you will retain your vested rights as of the Separation Date in the Plan and are eligible to receive all funds in your account under the terms of the Plan. You will cease to have any right to make any further contributions under the Plan, effective on the Separation Date.

(E) Within five (5) business days of the end of the Restricted Period (as defined in Paragraph 2(E),below) and provided that you have not breached any of your undertakings in Paragraphs 2(E), 2(F), 2(G) and 2(H), below, the Company will make on your behalf, in consideration for your undertakings in Paragraph 2, below, including your covenants in Paragraph 2(E), 2(F), 2(G) and 2(H), below, a payment up to an amount not to exceed $600,000 equal in amount to the outstanding principal amount then due under the promissory note dated September 17, 1999 (the "Note") from you to Bank One, Wisconsin (the "Bank"), which you represent is currently $600,000. Such payment shall be made directly to Bank One in exchange for the receipt by the Company of the cancelled Note and the cancellation of the Company's Guarantee of the Note (the "Company Guaranty") and will be subject to any applicable withholding and employment taxes. In addition, the following provisions will govern the
Note:

(i) So long as the Note is outstanding and provided that you have not breached any of your undertakings in Paragraphs 2(E), 2(F), 2(G) and 2(H), below, the Company will pay to you in consideration for your covenants in Paragraphs 2(E), 2(F), 2(G) and 2(H), below, an amount not to exceed $4,000 per month, which you will use to pay the interest due on the Note. The Company shall pay such amount via a direct deposit into an account in your name at the Bank. The Company will report such payments as income to you and such payments shall be subject to any applicable withholding and employment taxes. The Bank will have the right to debit your account in the amount of the interest due on the Note.

(ii) To the extent that you breach your obligations under Paragraphs 2(E), 2(F), 2(G), 2(H) or 2(K), and the Company is obligated to pay any amounts under the Company Guaranty as a result of your failure to pay all amounts due under the Note, you will personally reimburse the Company in full for any and all such amounts and you agree that the

Company may exercise all remedies to enforce this obligation, including without limitation, obtaining equitable relief. The Company's payment of the Note under this Paragraph 1(E) shall not be deemed a payment under the Company Guaranty.

(F) Within five (5) business days of the end of the Restricted Period and provided that you have not breached any of your undertakings in Paragraphs 2(E), 2(F), 2(G) and 2(H), below, the Company will pay on your behalf to the appropriate taxing authorities, in consideration for your covenants in Paragraphs 2(E), 2(F), 2(G) and 2(H), below, an aggregate amount not to exceed $490,000 which is intended to reimburse you for the federal and state income taxes (including any FICA/self-employment taxes) incurred by you as a result of the payments in Paragraph 1(E), above, and this Paragraph 1(F). Such payment will be reported as income to you and will be subject to any applicable withholding and employment taxes and will be calculated based upon the highest applicable marginal tax rates applicable to you at the time of such payment and will include additional federal income taxes incurred by you pursuant to Section 68 of the Internal Revenue Code of 1986, as amended. In other words, if your aggregate tax payments as a result of the payment in Paragraph 1(E), above, and this Paragraph 1(F), are less than $490,000, then the Company will pay on your behalf such lesser amount. If your aggregate tax payments as a result of the payments in Paragraph 1(E), above, and this Paragraph 1(F) exceed $490,000, the Company will pay on your behalf $490,000 and you will be responsible for any additional tax payment. The Company will provide to you proof of payment to the appropriate taxing authorities under this Paragraph 1(F).

(G) The Company hereby releases you from any claims arising out of or related in any way to your employment by it and all other events, occurrences and transactions through and including the date its representative signs this agreement, other than claims which arise out of this agreement or your breach thereof. This release of claims applies whether the claims are known, unknown, anticipated or unanticipated by the Company. The Company further waives its rights to any remedies or benefits related to the claims it releases under this Paragraph 1(G).

2. Your Undertakings. In exchange for the benefits provided to you under Paragraph 1, above, you agree as follows:

(A) You hereby, on behalf of yourself, and your heirs, successors and assigns, release the Company and its past and present officers, directors, stockholders and employees, from any claims arising through and including the date you sign this agreement including, but not limited to, all claims arising out of your employment with the Company and the termination of that employment relationship other than claims which arise out of this agreement or the Company's breach thereof. This release of claims includes any claims, whether they are presently known or unknown, or anticipated or unanticipated by you. Your acceptance of this proposal also will release any and all claims under the federal Age Discrimination in Employment Act. You should not construe this reference to age discrimination claims as in any way limiting the general and comprehensive nature of the release of claims provided under this Paragraph 2(A). This release does not waive any vested benefits under any Company retirement plan or benefits under the Wisconsin Worker's Compensation Act. You agree to give up any benefit conferred on you by any order or judgment issued in connection with any legal proceeding against the Company regarding any claim released in this Paragraph 2(A).

(B) You agree to return to the Company all of its property and all of the property of its present and former officers, directors, stockholders and employees which you possess or over which you have direct or indirect control, including, but not limited to, all monies, records, files, credit cards, office keys, cellular telephones, computers and electronically encoded information such as computer disks, etc., and all copies of such Company property.

(C) You further agree that you will not disclose, directly or indirectly, the existence or terms of our agreement concerning these matters to any third-party; provided, however, that following your obtaining a promise of confidentiality for the benefit of the Company from your tax preparer, accountant, attorney and spouse, you may disclose the terms of this agreement to such of these individuals who has made such a promise of confidentiality and provided, further, that to the extent that the Company discloses any terms or conditions hereof, you may disclose such terms and conditions. This provision shall not prevent you from disclosing such matters in testifying in any hearing, trial or other legal proceeding where you are required to do so.

(D) You hereby surrender to the Company all options held by you to purchase shares of the Company's common stock, agree not to exercise any of such options and waive all rights with respect thereto. You further agree that all rights you have under any of the agreements governing such surrendered options are hereby terminated.

(E) You hereby covenant and agree that during the period commencing on the Separation Date and ending on the eighteen (18) month anniversary of the Separation Date (the "Restricted Period"), you will not directly or indirectly use or disclose any Confidential Information. For purposes hereof, "Confidential Information" shall mean all non-Trade Secret Information or proprietary information of the Company which has value to the Company and which is not known to the public or the Company's competitors, generally, including but not limited to, new products, customer lists, pricing policies, employment records and policies, operational methods, marketing plans and strategies, product development techniques and plans, business acquisition plans, methods of manufacture, technical processes, designs, inventions, research programs and results, and source code. Furthermore, you will not directly or indirectly use or disclose any Trade Secret or Trade Secret Information of the Company unless such information ceases to be deemed a Trade Secret or Trade Secret Information by means of one of the exceptions specified below. For purposes hereof, the term "Trade Secret" or "Trade Secret Information" shall have that meaning set forth under applicable law regarding trade secrets and their protection. Trade Secret Information specifically includes all Company-created computer source code and any Confidential Information received from a third-party with whom the Company has a binding agreement restricting disclosure of such Confidential Information. Notwithstanding the foregoing, the terms Trade Secret Information and Confidential Information shall not include, and the obligations set forth in this Paragraph 2(E) shall not apply to, any information which (i) is or becomes generally available to the public through no act or omission of you; (ii) is obtained by you in good faith from a third-party who discloses such information to you on a non-confidential basis without violating any obligation of confidentiality or secrecy relating to the information disclosed; or (iii) is independently developed by you outside of the scope of your employment with the Company without use of Confidential Information, Trade Secrets or Trade Secret Information.

(F) You further agree that during the Restricted Period, you will not accept employment, in any managerial or decision-making capacity or in any position involving the selling of products or services, with, or directly or indirectly consult with or provide advice or assistance in the areas of management, operations or sales to, any of the following companies, which you and the Company agree compete with the Company: in the continents of North America or Europe: EXE, Highjump, HK Systems, Inc., (also known as IRISTA), Interbiz, LIS, Manhattan (including its Intrepa division), Marc, McHugh Freeman, Optum, Provia, Retek, SAP, and Uniteq.

(G) You further agree that during the Restricted Period, you will not, directly or indirectly, solicit business from any Restricted Customer (as defined below) in any manner which competes with products or services offered by the Company, or directly or indirectly divert or attempt to divert any Restricted Customer's business from the Company. For purposes hereof, a "Restricted Customer" is any individual or entity for whom or for which the Company provided products or services during the twenty-four (24) months preceding the Separation Date and with whom or with which you had direct contact during the twenty-four (24) months preceding the Separation Date.

(H) You further agree that during the Restricted Period, you will not directly or indirectly (i) encourage any employee of the Company to terminate his or her employment with the Company or (ii) solicit such an individual for employment outside of the Company.

(I) You hereby agree that the nature of the Company's business and the nature and scope of the restrictions set forth in Paragraphs 2(E), 2(F), 2(G) and 2(H), above, are appropriate, necessary and reasonable for the protection of the Company's business, goodwill and property rights. You further acknowledge and agree that the restrictions imposed therein will not prevent you from earning a living. You further acknowledge and agree that the Company may, at its sole discretion, disclose the covenants in Paragraphs 2(E), 2(F), 2(G) and 2(H), above, to any of your prospective or future employers and may send, or otherwise make such provisions hereof known to, any such prospective or future employers. You further agree that each of your covenants in Paragraphs 2(E), 2(F), 2(G) and 2(H) is independent and made separately and that the invalidity of any of such covenants shall not affect the validity of any of the other covenants.

(J) You hereby further agree to submit your written resignation as a director of the Company, effective on the Separation Date.

(K) You agree to continue to pay all interest due on the Note which is not paid under Paragraph 1(E)(i), above, and to execute a Promissory Note Modification Agreement, in the form attached hereto as Exhibit A.

3. Acceptance and Revocation Procedures. The Company wishes to ensure that you voluntarily agree to the terms contained in this proposal and do so only after you fully understand them. Accordingly, the following procedures shall apply:

(A) You agree and acknowledge that you have read this agreement, understand its contents, and may agree to the terms of this document by signing and dating it and returning the signed and dated document to the Company (addressed to Mr. Douglas B. Coder, Chairman, Catalyst International, Inc., 8989 North Deerwood Drive, Milwaukee, Wisconsin 53223, and marked "Personal and Confidential") so that it is received by the Company either by hand delivery or United States certified mail on or before 5:00 p.m., Central time, on the date which is twenty-one (21) days after you receive this agreement. The sooner you sign and return this agreement, the sooner you will receive the benefits described in Paragraph 1, above.

(B) You agree and acknowledge that you have been advised by the Company to consult with an attorney prior to signing this agreement.

(C) You agree and acknowledge that this agreement provides you with economic benefits from the Company which, in their totality, are greater than those to which you otherwise would be entitled.

(D) You understand that this agreement, at Paragraph 2(A), above, includes a final general release, including a release of all claims under the Age Discrimination in Employment Act.

(E) You understand that you have seven (7) days after signing this agreement within which to revoke your acceptance of it (the "Revocation Period"). Such revocation will not be effective unless written notice of the revocation is received by the Company either by hand delivery or United States certified mail (addressed to Mr. Douglas B. Coder, Chairman, Catalyst International, Inc., 8989 North Deerwood Drive, Milwaukee, Wisconsin 53223, and marked "Personal and Confidential") by the tenth (10th) calendar day following the date you signed this document.

(F) This document will not be binding or enforceable unless you have signed and delivered this document as provided in Paragraph 3(A), above, and have chosen not to exercise your revocation rights, as described in Paragraph 3(E), above. If you give timely notice of your intention to revoke your acceptance of the terms set forth in this document, this agreement shall become null and void, and all rights and claims of the parties which would have existed, but for the acceptance of this document's terms, shall be restored.

(G) You represent and warrant to the Company that, in the event you choose to accept the terms of this proposal by signing this agreement, the date and time appearing above your name on the last page of this document shall be the actual date and time on which you have signed the agreement.

4. Miscellaneous. Should you accept the terms of the Company's proposal, its terms will be governed by the following:

(A) This document constitutes the complete understanding between you and the Company concerning all matters affecting your employment with the Company and the termination thereof. If you accept this proposal, this document supersedes all prior agreements, understandings and practices concerning such matters, including, but not limited to, any Company personnel documents, handbooks, policies and any prior customs or practices of the Company and including, without limitation, the letter of October 23, 1998, between you and the Company and the Non-Qualified Stock Option Agreements between you and the Company dated December 6, 1996, March 12, 1997, March 12, 1997, April 28, 1997, April 9, 1998, December 3, 1999 and December 1, 2000, respectively.

(B) Nothing in the releases contained in this agreement should be construed as an admission of wrongdoing or liability on the part of either the Company or you. Both of us deny any liability to the other. Such provisions are included merely to wrap up all loose ends between us.

(C) This document and its interpretation shall be governed and construed in accordance with the laws of the State of Wisconsin and shall be binding upon the parties hereto and their respective successors and assigns.

(D) In the event that you breach any provision of this agreement, you agree that the Company may suspend all additional payments under this agreement, recover any damages suffered as a result of such breach and recover from you any reasonable attorneys' fees or costs it incurs as a result of your breach. If you are successful in such action, then the Company will pay to you any reasonable attorneys' fees or costs you incur in a defense of such action or in enforcing your rights hereunder. In addition, you agree that the Company may seek injunctive or other equitable relief as a result of a breach by you of any provisions of this agreement, including without limitation, the provisions of subparagraphs 2(E), 2(F), 2(G) and 2(H), above.

(E) If there is any dispute between you and the Company concerning the terms and conditions of this agreement or any interpretation thereof, you and the Company agree to submit such dispute to binding arbitration in accordance with the American Arbitration Association Commercial Arbitration Rules. Arbitration shall be held in Milwaukee, Wisconsin upon request of either party in writing for arbitration in accordance with this Paragraph 4(E). The arbitration shall be held in front of three (3) arbitrators and each of you and the Company will have the right to appoint one (1) arbitrator. The two
(2) arbitrators so selected shall then select a third arbitrator and all decisions thereafter shall be made by a majority of such three (3) selected arbitrators. Unless otherwise agreed between you and the Company, discovery shall be permitted in such arbitration provided that all discovery is completed within ninety (90) days of the filing of the demand for arbitration. Any award rendered in the arbitration shall be limited to those remedies available to any court of competent jurisdiction. The award rendered shall be final and binding upon the parties and judgment therein may be entered in any court of competent jurisdiction. Nothing in this subparagraph 4(E) shall prevent the Company from seeking injunctive or other equitable relief from a court of competent jurisdiction to enforce a breach by you of your covenants hereunder.

(F) Each of you and the Company will, during the Restricted Period, refrain from making any statements which could reasonably be expected to become public and to damage the reputation (financial or otherwise) of the other.

(G) The Company may rely on the advice of its counsel and accountants as to the appropriate tax treatment of the payments due to you hereunder.

     If the foregoing is acceptable to you, please sign and date this document below and return it as provided by its terms.

                                     Very truly yours,

                                     CATALYST INTERNATIONAL, INC.

                                     By: /s/ Douglas B. Coder
                                         ---------------------------------
                                         Douglas B. Coder, Chairman

I agree with and accept the terms
contained in this agreement and agree
to be bound by them.

Dated this 3rd day of April, 2001.
           --        -----
Time: 3:30 Central
      ------------

/s/ Sean P. McGowan
---------------------------------
Sean P. McGowan