Form 10-Q
period 2001-06-30
CATALYST INTERNATIONAL INC
filed 2001-08-14
CIK 915508

United States
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001

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

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 10, 2001, 7,996,206 shares of the issuer's common stock were outstanding.

                         CATALYST INTERNATIONAL, INC.

                                 FORM 10-Q

                      FOR THE PERIOD ENDED JUNE 30, 2001

                                    INDEX


                                                                 Page No.
PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements                           3

         Consolidated Balance Sheets - June 30, 2001
         and December 31, 2000                                       3

         Consolidated Statements of Operations -
         Three months ended June 30, 2001 and 2000                   5

         Consolidated Statements of Operations -
         Six months ended June 30, 2001 and 2000                     6

         Consolidated Statements of Cash Flows -
         Six months ended  June 30, 2001 and 2000                    7

         Notes to Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                          14

Item 4.  Submission of Matters to a Vote of Stockholders            14

Item 5.  Other Information                                          14

Item 6.  Exhibits and Reports on Form 8-K                           15

Signatures                                                          15


                           CATALYST INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                           Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                     Assets

                                                       June 30,     Dec. 31,
                                                           2001         2000
                                                        -------      -------
                                                    (unaudited)
Current Assets:
  Cash and cash equivalents                             $12,845      $21,200
  Accounts receivable                                     7,753       10,270
  Revenues in excess of billings                              -          270
  Prepaid expenses                                          668          542
                                                        -------      -------
     Total Current Assets                                21,266       32,282

Equipment and Leasehold Improvements:
  Computer hardware and software                          6,838        8,002
  Office equipment                                        2,373        2,467
  Leasehold improvements                                    962          944
                                                        -------      -------
                                                         10,173       11,413
Less accumulated depreciation                             6,616        6,850
                                                        -------      -------
     Total Equipment and Leasehold Improvements           3,557        4,563

Capitalized software development costs,
  net of accumulated amortization of $248
  and $35 in 2001 and 2000, respectively                  2,163        1,760
Covenant not to compete, net of accumulated
  amortization of $212 in 2001                              878            -
Licensed technology, net of accumulated
  amortization of $625 in 2001                            6,875            -
                                                        -------      -------

 Total Assets                                           $34,739      $38,605
                                                        =======      =======

See accompanying notes

Note: The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


                           CATALYST INTERNATIONAL, INC.

                           Consolidated Balance Sheets
                (in thousands, except share and per share date)

                       Liabilities and Stockholders' Equity

                                                       June 30,     Dec. 31,
                                                           2001         2000
                                                        -------      -------
                                                    (unaudited)
Current Liabilities:
  Accounts payable                                      $ 2,161      $ 3,306
  Accrued liabilities                                     3,009        2,856
  Deferred revenue                                        8,080        6,102
  Current portion of long-term debt                         182          246
                                                        -------      -------
     Total Current Liabilities                           13,432       12,510

Non-Current Liabilities:
  Long-term debt                                          1,191          166
  Deferred revenue                                        2,545           85
  Deferred rent                                             175          199
                                                        -------      -------
     Total Non-Current Liabilities                        3,911          450
                                                        -------      -------
Total Liabilities                                        17,343       12,960

Stockholders' Equity:
  Preferred stock, $.01 par value; 2,000,000
    shares authorized; none issued or outstanding             -            -
  Common stock, $.10 par value; 25,000,000 shares
    authorized; shares issued: 9,209,877 in 2001
    and 9,200,943 in 2000                                   921          920
  Additional paid-in capital                             43,683       43,666
  Accumulated deficit                                   (21,761)     (13,696)
  Treasury stock, at cost: 1,213,681 shares of
    common stock in 2001 and 1,162,331 shares of
    common stock in 2000                                (5,447)       (5,245)
                                                        -------      -------

Total Stockholders' Equity                               17,396       25,645
                                                        -------      -------

Total Liabilities and Stockholders' Equity              $34,739      $38,605
                                                        =======      =======

See accompanying notes

Note: The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                           CATALYST INTERNATIONAL, INC.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                    (unaudited)

                                                         Three months ended
                                                              June 30,
                                                           2001         2000
                                                        -------      -------
Revenues:
  Software                                              $   370      $ 2,229
  Services and post-contract customer support             6,317        6,940
  Hardware                                                1,113        1,890
                                                        -------      -------
     Total Revenues                                       7,800       11,059

Cost of Revenues:
  Software                                                  553          236
  Services and post-contract customer support             4,203        4,189
  Hardware                                                  999        1,531
                                                        -------      -------
     Total Cost of Revenues                               5,755        5,956
                                                        -------      -------

Gross margin                                              2,045        5,103

Operating Expenses:
  Product development                                     1,458        1,371
  Sales and marketing                                     2,489        2,629
  General and administrative                              2,063          654
                                                        -------      -------
     Total Operating Expenses                             6,010        4,654
                                                        -------      -------

Income (loss) from operations                            (3,965)         449
Other income                                                112          154
                                                        -------      -------

Net income (loss)                                       $(3,853)     $   603
                                                        -------      -------

Net income (loss) per share:
  Basic                                                 $ (0.48)     $  0.08
  Diluted                                               $ (0.48)     $  0.07

Shares used in computing net income (loss) per share:
  Basic                                                   8,020        8,005
  Diluted                                                 8,020        8,408


See accompanying notes


                           CATALYST INTERNATIONAL, INC.

                       Consolidated Statements of Operations
                       (in thousands, except per share data)
                                     (unaudited)

                                                           Six months ended
                                                               June 30,
                                                           2001         2000
                                                        -------      -------
Revenues:
  Software                                              $ 1,419      $ 4,617
  Services and post-contract customer support            12,224       13,163
  Hardware                                                2,445        3,600
                                                        -------      -------
     Total Revenues                                      16,088       21,380

Cost of Revenues:
  Software                                                1,039          379
  Services and post-contract customer support             8,500        8,434
  Hardware                                                2,058        2,889
                                                        -------      -------
     Total Cost of Revenues                              11,597       11,702
                                                        -------      -------

Gross margin                                              4,491        9,678

Operating Expenses:
  Product development                                     2,646        2,787
  Sales and marketing                                     4,981        4,623
  General and administrative                              5,263        1,620
                                                        -------      -------
     Total Operating Expenses                            12,890        9,030
                                                        -------      -------

Income (loss) from operations                            (8,399)         648
Other income                                                334          219
                                                        -------      -------

Net income (loss)                                       $(8,065)     $   867
                                                        =======      =======

Net income (loss) per share:
  Basic                                                 $ (1.00)     $  0.11
  Diluted                                               $ (1.00)     $  0.10

Shares used in computing net income (loss) per share:
  Basic                                                   8,030        7,958
  Diluted                                                 8,030        8,500


See accompanying notes


                             CATALYST INTERNATIONAL, INC.

                        Consolidated Statements of Cash Flows
                                   (in thousands)
                                    (unaudited)

                                                          Six months ended
                                                               June 30,
                                                           2001        2000
                                                        -------     -------
Operating Activities:
Net income (loss)                                       $(8,065)    $   867
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                        1,882         973
     Loss on disposal of equipment                           37         182
     Changes in operating assets and liabilities:
       Accounts receivable                                2,517          83
       Prepaid expenses and other assets                   (126)         32
       Accounts payable                                  (1,145)       (673)
       Accrued liabilities                                  153         (30)
       Deferred revenue                                   4,708        (586)
       Deferred rent                                        (24)        (31)
                                                        -------     -------
  Total adjustments                                       8,002         698
                                                        -------     -------
    Net cash provided by (used in) operating activities     (63)      1,565

Investing Activities:
  Purchase of equipment and leasehold improvements         (788)     (1,125)
  Capitalized software development costs                   (616)          -
  Proceeds from sale of equipment                             8           -
  Proceeds from sale of internal use software               917           -
  Purchase of licensed technology                        (7,500)          -
                                                        -------     -------
    Net cash used in investing activities                (7,979)     (1,125)

Financing Activities:
  Payments on long-term debt                               (129)       (218)
  Proceeds from exercise of stock options                    18         976
  Purchase of treasury stock                               (202)          -
                                                        -------     -------
    Net cash provided by (used in) financing activities    (313)        758
                                                        -------     -------

Net increase (decrease) in cash                          (8,355)      1,198

Cash and cash equivalents at the beginning of period     21,200      21,169
                                                        -------     -------
Cash and cash equivalents at the end of the period      $12,845     $22,367
                                                        =======     =======

Noncash investing and financing activities:

During the six months ended June 30, 2001, there was no new lease activity. During the six months ended June 30, 2000, we acquired $301 of computer hardware under capital leases.

During the first quarter of 2001, we recorded $1,090 as an intangible asset for a covenant not to compete and long-term liability for the future loan payment and corresponding income taxes with respect to a loan guarantee for the former president and chief executive officer.

See accompanying notes

                            CATALYST INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 2001
                                   (UNAUDITED)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

2.  Net Income (Loss) Per Share of Common Stock

Catalyst International, Inc. ("we" or "our") has presented net income (loss) per share in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations. The numerator for the calculation of basic and diluted earnings (loss) per share is net income (loss) in each period.


                                                  For the         For the
                                                Three Months     Six Months
                                               ended June 30,  ended June 30,
                                                 2001    2000    2001    2000
                                                -----   -----   -----   -----
                                               (in thousands)  (in thousands)
DENOMINATOR
Denominator for basic earnings per share -
  weighted average common shares                8,020   8,005   8,030   7,958
Effect of dilutive securities - stock
  options and warrants                              -     403       -     542
                                                -----   -----   -----   -----

Denominator for diluted earnings per share      8,020   8,408   8,030   8,500
                                                =====   =====   =====   =====

3.  Strategic Partnership and Joint Development Agreement

In the first quarter of 2001, we entered into extended strategic partnership and joint development agreements with Kewill Systems plc and Kewill E Commerce, Inc. (collectively, "Kewill"). Under the terms of the agreements, we will market, integrate, and license the Kewill.Ship(tm) suite of shipping automation applications and Kewill's e-fulfillment applications in the Catalyst(R) product suite. In addition, Kewill acquired all of the rights to the Catalyst-Exchange.com technology to enhance its Kewill.Net(sm) offering. The companies also agreed to joint development of software applications for Knowledge Management and Vendor Quality Management.

4.  Executive Separation Agreement

In the first quarter of 2001, the former president and chief executive officer resigned as an officer, director, and employee. Pursuant to the terms of his separation agreement, he agreed not to compete with us for a period of 18 months, after which time we will pay his outstanding loan with Bank One, Milwaukee of $600,000 plus applicable income taxes not to exceed $490,000 provided that he does not violate his non-compete obligations. We recorded this transaction as a $1,090,000 intangible asset and long term liability. The asset will be amortized over the term of the agreement. In addition, he received a cash severance payment of approximately $481,000 under the separation agreement, coverage for himself and his dependents under our healthy insurance plan until the earlier of March 30, 2002 or the date he obtains other health insurance coverage, and a monthly cash payment to cover interest on the loan, provided that he does not violate his non-compete obligations.

5.  Subsequent Event

On July 30, 2001, we announced a restructuring plan that went into effect immediately. While final figures are not available at this time, the estimated cost of this plan is $700,000 and will affect approximately 15% of our employees worldwide. All known restructuring charges will be expensed during the third quarter of 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements and are based on information available at the time that they were made. These statements use words such as "anticipate," "believe," "estimate," or "expect," or are otherwise stated as our predictions for the future. These statements, as with any predictions of the future, involve certain risks, uncertainties, and other factors beyond our control. Our actual results may differ materially from the results discussed in the forward-looking statements, and any such differences could have a material negative impact on share price. Factors that might cause such a difference include, but are not limited to, a decrease in demand for our products; delays in product development; technological changes and/or difficulties; competitive pressures; availability of technical personnel; market acceptance; changes in customer requirements; undetected software errors; an unfavorable result in any litigation; the need to maintain and enhance business relationships with systems integrators and other parties; marketing relationships; mergers, acquisitions, or other business combinations; our ability to achieve the benefits of the corporate restructuring plan; control of costs and expenses; and general business and economic conditions in the domestic and international markets; those herein identified; those discussed in our Registration Statement on Form SB-2 filed with the SEC; and other factors identified from time to time as risks in our reports filed with the SEC.

Total Revenues

Revenues are derived from software, services and post-contract customer support, and hardware sales. Total revenues for the second quarter of 2001 were $7.8 million, which represented a decrease of 29.5% from second quarter 2000 total revenues of $11.1 million. For the first six months of 2001, total revenues were $16.1 million, down 24.8% compared to 2000 total revenues of $21.4 million for the same period. The decrease in total revenues for the three- and six-month periods was due primarily to a decrease in the number of new projects sold resulting mostly from the slowing U.S. economy, which lengthened sales cycles and may have caused potential customers to defer or postpone licensing decisions.

International revenues were $1.2 million in the second quarters of 2001 and 2000. International revenues represented 15.0% of total revenues for the second quarter of 2001 compared to 11.0% in the same period of 2000. International revenues were $2.7 million and $2.9 million for the six-month periods ended June 30, 2001 and 2000, respectively. We believe that international revenues may increase both in total and as a percentage of overall revenues with additional sales and marketing activities.

Software

Software consists of revenues from software license agreements for our primary product, the Catalyst Warehouse Management System ("Catalyst WMS"), related add-on products, and relational database management systems. Second quarter 2001 software revenues of $370,000 represented a decrease of 83.4% over second quarter of 2000 software revenues of $2.2 million. For the first six months of 2001, software revenues of $1.4 million represented a decrease of 69.3% compared to 2000 software revenues of $4.6 million for the same period. This decrease was primarily attributable to the slowdown in the U.S. economy, which lengthened the sales cycle and may have caused potential customers to defer or postpone licensing decisions.

Software revenues may fluctuate based upon the size of new or add-on license agreements as well as progress toward completion for contracts that are accounted for using contract accounting. We believe that software revenues may increase due to enhanced worldwide sales and marketing efforts, our strategic alliance with SAP America, Inc. and SAP AG, our strategic partnership and joint development agreements with Kewill, the introduction of new products, efforts to deliver standard packaged solutions that meet the requirements of our vertical markets, and the maturation of our sales force. We expect that as economic conditions improve and prospective customers begin to benefit from that improvement, we will see an increase in new sales activity.

We follow the software revenue recognition practices set forth in Statement of Position ("SOP") 97-2, "Software Revenue Recognition, as amended," issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to our products, we use contract accounting procedures, based upon percentage of completion, to recognize revenue, provided that such amounts are reasonably collectible. Software revenue for projects with few or no modifications is recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

Services and PCS

Services and post-contract customer support ("PCS") revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased 9.0% to $6.3 million in the second quarter of 2001, from $6.9 million in the second quarter of 2000. For the six-month period ended June 30, 2001, services and PCS revenues were $12.2 million, a decrease of $939,000, or 7.1%, compared to revenues of $13.2 million for the first six months of 2000. The components of services and PCS revenues as a percentage of total revenues in the second quarter of 2001 were 21.6% for software modifications, 30.9% for professional services, and 28.5% for PCS agreements compared with 13.7%, 29.7%, and 19.4%, respectively, in the second quarter of 2000. Services and PCS revenues decreased in the second quarter of 2001 compared to 2000 due to fewer new customer contracts signed, which resulted in fewer projects requiring software modifications and professional services.

Software modifications are determined during the customer's Conference Room Pilot ("CRP") and consist of changes to the software to facilitate specific functionality desired by the customer. We believe that as we sign new license agreements, future modification revenues as a percentage of total revenues could decrease due to increased functionality of newer releases of the Catalyst WMS; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from training, performance of the CRP, technical services, project management, and implementation services. Professional services revenues are generated based on the number of days of work actually performed. We believe that future professional services revenues could increase as new customer contracts are signed and as we expand our services offering to include additional consulting services and facilities management.

Customers typically enter into an agreement for PCS at the time they license the Catalyst WMS and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. We believe that PCS revenues should increase as existing PCS agreements are renewed and additional license agreements are sold.

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that we sold to our customers on behalf of hardware and other equipment manufacturers. Hardware purchases by customers may vary significantly from period to period and may depend on the customers' own purchasing power. Hardware revenues decreased $777,000 to $1.1 million in the second quarter of 2001 from $1.9 million during the same period of 2000. Hardware revenues represented 15.2% of total revenues in the first half of 2001 compared to 16.8% for the same period in 2000. The decrease in hardware revenue was due to an overall decrease in software sales to new customers.

Cost of Software

Cost of software consists of the cost of related third-party products, the amortization of capitalized software costs, and licensed technology. In the second quarter of 2001, the cost of software increased to $553,000 from $236,000 in the second quarter of 2000 due to amortization of capitalized software costs and licensed technology.

Year-to-date cost of software increased by 73.3% to $1.0 million in 2001 from $379,000 in 2000, reflecting the amortization of capitalized software costs and licensed technology. We anticipate that the cost of software for third-party products should remain relatively constant in the future as a percentage of total software revenues and as a percentage of related third-party software revenues. We may continue to record cost of software in excess of revenues due to continued amortization of capitalized software and licensed technology until software sales increase.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. Cost of services and PCS increased slightly in the second quarter of 2001 compared to 2000; however, as a percentage of services and PCS revenues, the cost of services and PCS increased to 66.5% for the second quarter of 2001 from 60.4% for the second quarter of 2000 due to a decrease in related revenues.

Year-to-date cost of services and PCS increased 0.8% to $8.5 million in 2001 from $8.4 million for the same period in 2000 and increased as a percent of related revenues to 69.5% at June 30, 2001 from 64.1% at June 30, 2000. We believe that cost of services and PCS may increase as we expand our services offering and allocate additional resources towards providing new services to our customers.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by us on behalf of the equipment manufacturers. We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware in the second quarter of 2001 was $999,000 compared to $1.5 million for the second quarter of 2000. Cost of hardware was $2.1 million and $2.9 million for the six-month periods ended June 30, 2001 and 2000, respectively. The decrease in cost for the quarter and six-month periods is attributable to the decrease in hardware sales.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development expenses as a percentage of total revenues for the second quarter of 2001 increased to 18.7% from 12.4% in the second quarter of 2000. Actual product development expenses were $1.5 million in the second quarter of 2001 and $1.4 million for the second quarter of 2000, representing an increase of 6.3%. Year to date product development expenses decreased by 5.1% to $2.6 million for the six months ended June 30, 2001. We believe that product development costs may increase in the future as new initiatives are identified.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues for the second quarter of 2001 increased to 31.9% from 23.8% in the second quarter of 2000. Actual sales and marketing expenses decreased to $2.5 million in the second quarter of 2001 compared to $2.6 million in the second quarter of 2000 and increased to $5.0 million for the six months ended June 30, 2001 compared to $4.6 million for the same period in 2000. The increase in sales and marketing expenses as a percentage of total revenues was primarily due to lower revenues.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel. General and administrative expenses as a percentage of total revenues for the second quarter of 2001 increased to 26.4% from 5.9% in the second quarter of 2000. Actual general and administrative expenses increased to $2.1 million in the second quarter of 2001 from $654,000 in the second
quarter of 2000.   For the six-month period, general and administrative
expenses were $5.3 million for 2001 compared to $1.6 million for 2000. General and administrative expenses increased for the three- and six-month periods of 2001 due to certain additional legal reserves and expenses, bad debt, and compensation charges, which were not incurred during the same period in 2000. We expect that general and administrative expenses may decrease in the future as we have adequately provided for any risks known or anticipated at this time.

Other Income

Other income consists primarily of interest income and interest expense and does not have a material impact on operating results. We expect that other income may decrease in the future as interest income decreases due to lower invested cash balances and an anticipated decline in interest rates.

Income Tax Expense

No federal or state tax expense was recorded for the quarters or six-month periods ended June 30, 2001 and 2000 due to our federal and state net operating loss position. No deferred tax expense (credit) was recorded in the quarters ended June 30, 2001 and 2000 as we continue to have a substantial net operating loss carryforward. We recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $63,000 for the six months ended June 30, 2001, compared to net cash provided by operating activities of $1.6 million during the six months ended June 30, 2000. The decrease during this period was primarily due to the net loss of $8.1 million, which was offset by a decrease in accounts receivable and an increase in deferred revenue.

Cash used in investing activities was $8.0 million during the six months ended June 30, 2001 compared to $1.1 million during the six months ended June 30, 2000. This increase was primarily due to the purchase of licensed technology during the first quarter of 2001.

Net cash used in financing activities was $313,000 at June 30, 2001 and net cash provided by financing activities was $758,000 at June 30, 2000. The decrease was due primarily to reduced proceeds from stock option exercises in 2001 compared to 2000 and the purchase of treasury stock in 2001.

As of June 30, 2001, we had $12.8 million in cash and cash equivalents and working capital of $7.8 million. Cash and cash equivalents consist primarily of investments in money market funds and commercial paper. In addition, we have a $5.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. The Revolving Credit Facility bears interest at the prime rate, or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires in December 2002. As of June 30, 2001, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established.

Accounts receivable was $7.8 million as of June 30, 2001. This compares to $10.3 million at December 31, 2000. The decrease from the December 31, 2000 balance was due to lower billings as a result of fewer software and hardware sales and our efforts to collect outstanding receivables. Days sales outstanding was 91 at June 30, 2001 compared to 122 at December 31, 2000. At June 30, 2001, we had reserves for doubtful accounts of $1.7 million and feel we have adequately provided for any risks known or anticipated at this time.

Longer term cash requirements, other than normal operating expenses, are anticipated for the development of new software products, enhancement of existing products, and financing of anticipated growth. We believe that our existing cash and cash equivalents and available Revolving Credit Facility, along with anticipated cash generated from operations, should be sufficient to satisfy our cash requirements for at least the next twelve months.

We have never paid cash dividends on our common stock. Our policy has been to retain cash from operations to provide funds for the operation and expansion of our business. Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 8, 1999, a former customer (the "Claimant") instituted arbitration proceedings against us with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant is seeking to revoke its acceptance of our software product and alleges that we breached our warranty obligations. The Claimant seeks relief in the form of monetary damages totaling approximately $1.9 million plus attorney's fees and expenses. We believe that the allegations of the Claimant are without merit and have vigorously defended against them. The potential outcome of this legal proceeding cannot be determined at this time.

We are involved in other various unresolved legal actions in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss or recovery, we believe these unresolved legal actions will not have a material effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Stockholders

Our 2001 Annual Meeting of Stockholders was held on Tuesday, April 24, 2001. At the meeting, the first matter acted upon by the stockholders was the re-election of Roy J. Carver and Elizabeth J. Reeves as Class III Directors for three-year terms expiring at the 2004 Annual Meeting of Stockholders or until their successors are duly qualified and elected. The terms of all other then-serving directors continued after the meeting, including Douglas B. Coder, James F. Goughenour, and Terrence L. Mealy. As of the March 9, 2001 record date for the Annual Meeting, 9,203,104 shares of Common Stock were outstanding and eligible to vote. Of this amount, 7,603,463 shares of Common Stock were voted at the meeting, in person or by proxy. At least 7,262,710 shares were voted for the re-election of Mr. Carver and Ms. Reeves, while 340,753 withheld authority.

The second matter acted upon by the stockholders was the ratification of the appointment by our Audit Committee of Ernst & Young LLP as our independent auditors for 2001. On this matter, 7,592,763 shares were voted in favor of the ratification, 2,625 shares were voted against such approval, and 8,075 shares abstained.

The third matter acted upon by the stockholders was the approval of the 2001 Stock Option Plan. On this matter, 3,938,669 shares voted for the approval of the 2001 Stock Option Plan, 1,989,201 shares voted against such approval, and 12,950 shares abstained; the broker non-vote was 2,099,948 shares.

The fourth matter acted upon by the stockholders was the approval of the Company Share Option Scheme. On this matter, 4,198,119 shares voted for the approval of the Company Share Option Scheme, 1,729,601 shares voted against such approval, and 13,100 shares abstained; the broker non-vote was 2,099,948 shares.

No other matters were acted upon by the stockholders at the Annual Meeting.

Item 5.  Other Information

On June 22, 2001,Elizabeth J. Reeves resigned as a member of our Board. Her resignation was for personal reasons and was not related to any disagreement with the Board.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

Number   Description
------   -----------
10.1     Employment Agreement with James B. Treleaven dated June 28, 2001

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Act of 1934, as amended, we will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to our shareholders of any Exhibits in the Exhibit Listing.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2001.


                                 SIGNATURES

Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

  Dated:  August 14, 2001           By: /s/ James B. Treleaven
                                        -----------------------------------
                                        James B. Treleaven
                                        President & Chief Executive Officer

                                        Signing on behalf of the registrant
                                        and as principal executive officer.

  Dated: August 14, 2001            By: /s/ Charles A. Behrens
                                        -----------------------------------
                                        Charles A. Behrens
                                        Interim Chief Financial Officer

                                        Signing on behalf of the registrant
                                        and as principal financial officer.