Form 10-Q
period 2001-09-30
CATALYST INTERNATIONAL INC
filed 2001-11-14
CIK 915508

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2001

          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________


                       Commission File Number 0-27138

                              [CATALYST LOGO]

                        CATALYST INTERNATIONAL, INC.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)


               Delaware                               39-1415889
------------------------------------     ------------------------------------
     (State of Incorporation)             (IRS Employer Identification No.)


  8989 N. Deerwood Drive, Milwaukee, WI                   53223
-----------------------------------------     -------------------------------
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

As of November 13, 2001, 7,794,469 shares of the issuer's common stock were outstanding.

                         CATALYST INTERNATIONAL, INC.

                                  FORM 10-Q

                   FOR THE PERIOD ENDED SEPTEMBER 30, 2001


                                   INDEX

                                                                     Page No.
PART I. - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                           3

          Consolidated Balance Sheets - September 30, 2001
          and December 31, 2000                                       3

          Consolidated Statements of Operations -
          Three months ended September 30, 2001 and 2000              5

          Consolidated Statements of Operations -
          Nine months ended September 30, 2001 and 2000               6

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2001 and 2000               7

          Notes to Consolidated Financial Statements                  9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9


PART II. - OTHER INFORMATION

Item 1.   Legal Proceedings                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15

Signatures                                                           15


PART I. - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            CATALYST INTERNATIONAL, INC.

                            Consolidated Balance Sheets
                                  (in thousands)
                                      ASSETS

                                                  September 30, December 31,
                                                       2001         2000
                                                     -------      -------
                                                  (unaudited)
Current Assets:
  Cash and cash equivalents                          $ 9,337      $21,200
  Accounts receivable                                  6,771       10,270
  Revenues in excess of billings                           -          270
  Prepaid and other expenses                             568          542
                                                     -------      -------
     Total Current Assets                             16,676       32,282

Equipment and Leasehold Improvements:
  Computer hardware and software                       7,204        8,002
  Office equipment                                     2,375        2,467
  Leasehold improvements                                 968          944
                                                     -------      -------
                                                      10,547       11,413
  Less accumulated depreciation                        7,038        6,850
                                                     -------      -------
     Total Equipment and Leasehold Improvements        3,509        4,563

Capitalized software development costs, net of
  accumulated amortization of $354 and $35
  in 2001 and 2000, respectively                       2,144        1,760
Covenant not to compete, net of accumulated
  amortization of $394 in 2001                           696            -
Licensed technology, net of accumulated
  amortization of $1,000 in 2001                       6,500            -
                                                     -------      -------
Total Assets                                         $29,525      $38,605
                                                     =======      =======


See accompanying notes

Note: The balance sheet at December 31, 2000 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                           CATALYST INTERNATIONAL, INC.

                           Consolidated Balance Sheets
                         (in thousands, except share data)
                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30, December 31,
                                                       2001         2000
                                                     -------      -------
                                                 (unaudited)
Current Liabilities:
  Accounts payable                                   $ 1,226      $ 3,306
  Accrued liabilities                                  3,185        2,856
  Deferred revenues                                    6,851        6,102
  Current portion of long-term debt                      153          246
                                                     -------      -------
     Total Current Liabilities                        11,415       12,510

Non-Current Liabilities:
  Long-term debt                                       1,169          166
  Deferred revenues                                    2,539           85
  Deferred rent                                          163          199
                                                     -------      -------
     Total Non-Current Liabilities                     3,871          450
                                                     -------      -------
Total Liabilities                                     15,286       12,960

Stockholders' Equity:
  Preferred stock, $.01 par value; 2,000,000
    shares authorized; none issued or
    outstanding                                            -            -
  Common stock, $.10 par value; 25,000,000
    shares authorized; shares issued:
    9,214,744 in 2001 and 9,200,943 in 2000              921          920
  Additional paid-in capital                          43,685       43,666
  Accumulated deficit                                (24,626)     (13,696)
  Treasury stock, at cost: 1,402,125 shares of
    common stock in 2001 and 1,162,331 in 2000        (5,743)      (5,245)
                                                     -------      -------
Total Stockholders' Equity                            14,239       25,645
                                                     -------      -------

Total Liabilities and Stockholders' Equity           $29,525      $38,605
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


                           CATALYST INTERNATIONAL, INC.

                      Consolidated Statements of Operations
                  (in thousands, except share and per share data)
                                   (unaudited)

                                                     Three months ended
                                                        September 30,
                                                      2001         2000
                                                    -------      -------
Revenues:
  Software                                          $   433      $ 1,742
  Services and post-contract customer support         6,438        8,002
  Hardware                                            1,012          495
                                                    -------      -------
     Total Revenues                                   7,883       10,239

Cost of Revenues:
  Software                                              219          268
  Services and post-contract customer support         4,340        4,403
  Hardware                                              791          412
                                                    -------      -------
     Total Cost of Revenues                           5,350        5,083
                                                    -------      -------
Gross Margin                                          2,533        5,156

Operating Expenses:
  Product development                                 1,242        1,310
  Sales and marketing                                 2,265        2,474
  General and administrative                          1,151        1,346
  Separation and severance costs                        852            -
                                                    -------      -------
     Total Operating Expenses                         5,510        5,130
                                                    -------      -------
Income (loss) from operations                        (2,977)          26
Other income                                            112          285
                                                    -------      -------
Net income (loss)                                   $(2,865)     $   311
                                                    =======      =======

Net income (loss) per share:
Basic                                                $(0.36)     $  0.04
Diluted                                              $(0.36)     $  0.04

Shares used in computing net income (loss) per share:
Basic                                                 7,991        8,116
Diluted                                               7,991        8,427


See accompanying notes


                           CATALYST INTERNATIONAL, INC.

                      Consolidated Statements of Operations
                   (in thousands, except share and per share data)
                                  (unaudited)

                                                     Nine months ended
                                                        September 30,
                                                       2001        2000
                                                     -------     -------
Revenues:
  Software                                          $  1,852    $  6,359
  Services and post-contract customer support         18,662      21,165
  Hardware                                             3,457       4,095
                                                     -------     -------
     Total Revenues                                   23,971      31,619

Cost of Revenues:
  Software                                               633         647
  Services and post-contract customer support         13,465      12,837
  Hardware                                             2,849       3,301
                                                     -------     -------
     Total Cost of Revenues                           16,947      16,785
                                                     -------     -------
Gross Margin                                           7,024      14,834

Operating Expenses:
  Product development                                  3,888       4,097
  Sales and marketing                                  7,246       7,097
  General and administrative                           5,706       2,966
  Separation and severance costs                       1,560           -
                                                     -------     -------
     Total Operating Expenses                         18,400      14,160
                                                     -------     -------

Income (loss) from operations                        (11,376)        674
Other income                                             446         504
                                                     -------     -------
Net income (loss)                                   $(10,930)   $  1,178
                                                     =======     =======

Net income (loss) per share:
  Basic                                             $  (1.36)   $   0.15
  Diluted                                           $  (1.36)   $   0.14

Shares used in computing net income (loss) per share:
Basic                                                  8,017       8,011
Diluted                                                8,017       8,487


See accompanying notes


                          CATALYST INTERNATIONAL, INC.

                      Consolidated Statements of Cash Flows
                                (in thousands)
                                 (unaudited)

                                                        Nine months ended
                                                          September 30,
                                                        2001        2000
                                                      -------     -------
Operating Activities:
Net income (loss)                                    $(10,930)   $  1,178
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                       2,939       1,380
    Non-cash compensation expense                           1           -
    Loss on disposal of equipment and leasehold
      improvements                                         11         181
    Changes in operating assets and liabilities:
      Accounts receivable                               3,499       1,508
      Prepaid expenses                                    (26)        246
      Accounts payable                                 (2,080)         14
      Accrued liabilities                                 329         308
      Deferred revenues                                 3,473      (1,220)
      Deferred rent                                       (36)        (48)
                                                      -------     -------
 Total adjustments                                      8,110       2,369
                                                      -------     -------
   Net cash provided by (used in) operating
     activities                                        (2,820)      3,547

Investing Activities:
  Purchase of equipment and leasehold improvements     (1,137)     (1,921)
  Capitalized software development costs                 (703)          -
  Proceeds from sale of equipment                          37           -
  Proceeds from sale of internal use software             917           -
  Purchase of licensed technology                      (7,500)          -
  Increase in other assets                                  -        (207)
                                                      -------     -------
   Net cash used in investing activities               (8,386)     (2,128)

Financing Activities:
  Payments on long-term debt                             (180)       (326)
  Proceeds from exercise of stock options                  19       1,054
  Purchase of treasury stock                             (496)        (71)
                                                      -------     -------
    Net cash provided by (used in) financing
     activities                                          (657)        657
                                                      -------     -------

Net increase (decrease) in cash                       (11,864)      2,076

Cash and cash equivalents at the beginning
  of the period                                        21,200      21,169
                                                      -------     -------
Cash and cash equivalents at the end of
  the period                                         $  9,337    $ 23,245
                                                      =======     =======


Non-cash investing and financing activities:
For the nine months ended September 30, 2001, there was no new lease activity. For the nine months ended September 30, 2000, we acquired $301 of computer hardware under capital leases.

See accompanying notes

                         CATALYST INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2001
                                (Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 2001 year-to-date financial statements have been reclassified to conform to third quarter 2001 presentation. Operating results for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

2. Net Income (Loss) Per Share of Common Stock

Catalyst International, Inc. ("we" or "our") has presented net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations. The numerator for the calculation of basic and diluted earnings (loss) per share is net income (loss) in each period.


                                          For the              For the
                                        Three Months         Nine Months
                                     ended September 30,  ended September 30,
                                       2001       2000      2001       2000
                                      ------     ------    ------     ------
                                       (in thousands)       (in thousands)
Denominator
Denominator for basic earnings
 (loss) per share - weighted
 average common shares                7,991       8,116    8,017      8,011
Effect of dilutive securities -
 Stock options and warrants               -         311        -        476
                                      -----       -----    -----      -----
Denominator for diluted earnings
 (loss) per share                     7,991       8,427    8,017      8,487
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

Total Revenues

Revenues are derived from software, services and post-contract customer support, and hardware sales. Total revenues for the third quarter of 2001 were $7.9 million, which represented a decrease of 23.0% compared to third quarter of 2000 total revenues of $10.2 million. For the nine months ended September 30, 2001, total revenues were $24.0 million, representing a decrease of 24.2% compared to 2000 total revenues of $31.6 million for the same period. The decrease in total revenues for the three- and nine-month periods was due to the decrease in the number of new licenses sold resulting primarily from project delays and longer sales cycles tied to global economic conditions.

International revenues were $1.1 million in the third quarter of 2001 and $1.9 million in the third quarter of 2000. International revenues represented 13.8% of total revenues for the third quarter of 2001 compared to 18.9% in the same period of 2000. International revenues were $3.8 million and $4.8 million for the nine-month periods ended September 30, 2001 and 2000, respectively. We believe that international revenues may increase both in total and as a percentage of overall revenues with additional sales and marketing activities.

Software

Software consists of revenues from software license agreements for our primary product, the Catalyst(R) Warehouse Management System ("Catalyst WMS") and related add-on products. Third quarter 2001 software revenues of $433,000 represented a decrease from third quarter 2000 software revenues of $1.7 million. The decrease was due to fewer add-on license sales to existing customers and fewer new license sales.

For the nine months ended September 30, 2001, software revenues of $1.9 million decreased by 70.9%, compared to 2000 software revenues of $6.4 million for the same period. This decrease was primarily attributable to the slowdown in the U.S. economy, which lengthened the sales cycle and may have caused potential customers to defer or postpone licensing decisions.

Software revenues may fluctuate based upon the size of new or add-on license agreements, as well as progress toward completion for contracts that are accounted for using contract accounting. We believe that software revenues may increase due to enhanced worldwide sales and marketing efforts, the introduction of new products, efforts to deliver standard packaged solutions that meet the requirements of our vertical markets, and the continued development of our sales force.

We follow the software revenue recognition practices set forth in Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to our products, we use contract accounting procedures, based upon percentage of completion, to recognize revenue, provided that such amounts are reasonably collectible. Software revenue for projects with few or no modifications is recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

Services and PCS

Services and post-contract customer support ("PCS") revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased 19.5% to $6.4 million in the third quarter of 2001, from $8.0 million in the third quarter of 2000. For the nine-month period ended September 30, 2001, services and PCS revenues were $18.7 million, a decrease 11.8%, from $21.2 million for the same period in 2000.

The components of services and PCS revenues as a percentage of total revenues in the third quarter of 2001 were 23.9% for software modifications, 27.2% for professional services, and 30.6% for PCS agreements compared with 23.8%, 32.0%, and 22.4%, respectively, in the third quarter of 2000. Services and PCS revenues decreased in the third quarter and year-to-date 2001 periods due to fewer new license sales, which resulted in fewer projects requiring software modifications and professional services.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer. We believe that as we sell new licenses, future modification revenues as a percentage of total revenues could decrease due to the increased functionality of newer releases of the Catalyst WMS; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from implementation services, performance of the CRP, technical services, project management, and education services. Professional services revenues are based on the number of days of work actually performed. We believe that future professional services revenues could increase as new licenses are sold and as we expand our services offering to include additional consulting services and facilities management services.

Customers typically enter into an agreement for PCS at the time they license the Catalyst WMS and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. We believe that PCS revenues should increase as existing PCS agreements are renewed and as new licenses are sold.

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that we sell to our customers on behalf of hardware and other equipment manufacturers. Hardware purchases by customers may vary significantly from period to period. Hardware revenues increased to $1.0 million in the third quarter of 2001 from $495,000 during the same period of 2000 due to hardware upgrade sales to existing customers. Hardware revenues for the nine months ended September 30, 2001 were $3.5 million compared to $4.1 million for the same period in 2000. Lower year-to-date hardware revenues were due to a decrease in new license sales.

Cost of Software

Cost of software consists of the cost of related third party software products and the amortization of capitalized software costs. In the third quarter of 2001, cost of software decreased to $219,000 from $268,000 for the same period in 2000 due to a decrease in third party software sales.

Year-to-date cost of software decreased by 2.2% to $633,000 in 2001 from $647,000 in 2000. We anticipate that the cost of software for third party products should remain relatively constant in the future as a percentage of total software revenues and as a percentage of related third party software revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. Cost of services and PCS decreased 1.4% to $4.3 million in the third quarter of 2001 from $4.4 million for the third quarter of 2000. As a percentage of services and PCS revenues, the cost of services and PCS increased to 67.4% for the third quarter of 2001 from 55.0% for the third quarter of 2000 due to a decrease in related revenues without a corresponding reduction in costs.

Year-to-date cost of services and PCS increased 4.9% to $13.5 million in 2001 from $12.8 million for the same period in 2000 and increased as a percent of related revenues to 72.2% at September 30, 2001 from 60.7% at September 30, 2000. We believe that cost of services and PCS may continue to increase as we expand our services offering and allocate additional resources towards providing new services to our customers.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by us on behalf of the equipment manufacturers. We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware in the third quarter of 2001 was $791,000 compared to $412,000 for the third quarter of 2000. Year-to-date cost of hardware decreased to $2.8 million in 2001 compared to $3.3 million in 2000. Cost of hardware for the three- and nine-month periods is consistent with the level of related hardware revenues.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development expenses as a percentage of total revenues for the third quarter of 2001 increased to 15.8% from 12.8% in the third quarter of 2000. Actual product development expenses were $1.2 million in the third quarter of 2001 compared to $1.3 million in the third quarter of 2000, representing a decrease of $68,000. Year-to-date product development expenses were $3.9 million in 2001 compared to $4.1 million in 2000. We believe that product development costs may increase in the future as new initiatives are identified and executed.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues for the third quarter of 2001 increased to 28.7% from 24.2% in the third quarter of 2000. Actual sales and marketing expenses of $2.3 million in the third quarter of 2001 were relatively consistent with sales and marketing expenses in the third quarter of 2000 of $2.5 million. Sales and marketing expenses increased to $7.2 million for the nine months ended September 30, 2001 compared to $7.1 million for the nine months ended September 30, 2000.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resource, and quality assurance personnel. General and administrative expenses as a percentage of total revenues for the third quarter of 2001 increased to 14.6% from 13.2% in the third quarter of 2000. Actual general and administrative expenses decreased to $1.2 million in the third quarter of 2001 from $1.3 million in the third quarter of 2000. For the nine-month period, general and administrative expenses as a percentage of total revenues increased to 23.8% from 9.4% in the same period in 2000. Year-to-date general and administrative expenses were $5.7 million for 2001 compared to $3.0 million for 2000. General and administrative expenses increased for the first nine months of 2001 due to certain additional legal reserves and expenses and charges to the allowance for doubtful accounts, which were not incurred during the same period in 2000. We expect that general and administrative expenses may remain constant in the future as we believe we have adequately provided for any risks known or anticipated at this time.

Separation and Severance Costs

The Board of Directors authorized a restructuring and overall workforce reduction of approximately 15% in July of 2001. As a result of this restructuring and workforce reduction, we recorded severance costs of approximately $659,000 in the third quarter of 2001, of which $504,000 was paid by September 30, 2001.

In addition to severance costs, we expensed $193,000 related to amortization of the former CEO's non-compete agreement and interest on the $600,000 line of credit we guaranteed as part of the former CEO's non-compete agreement.

Other Income and Expense

Other income consists primarily of interest income and interest expense and does not have a material impact on operating results. We expect that other income may decrease in the future as interest income decreases due to lower invested cash balances and an anticipated decline in interest rates.

Income Tax Expense

No federal or state tax expense was recorded for the three- or nine-month periods ended September 30, 2001 and 2000 due to our federal and state net operating loss position. No deferred tax expense (credit) was recorded in the quarters ended September 30, 2001 and 2000 as we continue to have a substantial net operating loss carryforward. We recorded a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $2.8 million for the nine months ended September 30, 2001, compared to net cash provided by operating activities of $3.5 million during the nine months ended September 30, 2000. The decrease during this period was primarily due to the net loss of $10.9 million, which was offset by a decrease in accounts receivable and an increase in deferred revenue.

Cash used in investing activities increased to $8.4 million during the nine months ended September 30, 2001 from $2.1 million during the nine months ended September 30, 2000 due to the purchase of licensed technology in the first quarter of 2001.

Net cash used in financing activities was $657,000 at September 30, 2001 compared to net cash provided by financing activities of $657,000 at September 30, 2000. The decrease was due primarily to lower proceeds from stock option exercises in 2001 compared to 2000 and the purchase of treasury stock in 2001.

As of September 30, 2001, we had $9.3 million in cash and cash equivalents and working capital of $5.3 million. Cash and cash equivalents consist primarily of investments in money market funds and commercial paper. We have a $5.0 million line of credit (the "Revolving Credit Facility") with Bank One, Milwaukee, Wisconsin. The Revolving Credit Facility bears interest at the prime rate, or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires on January 1, 2003. Borrowings on the Revolving Credit Facility are limited by a borrowing base related to a percentage of the Company's eligible investments, less outstanding amounts owed to Bank One. As of September 30, 2001, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established.

Accounts receivable was $6.8 million as of September 30, 2001. This compares to $10.3 million at December 31, 2000. The decrease from the December 31, 2000 balance was due to lower billings as a result of fewer license and hardware sales and our efforts to collect outstanding receivables. Days sales outstanding was 78 at September 30, 2001 compared to 122 at December 31, 2000. At September 30, 2001, we had reserves for doubtful accounts of $1.9 million and feel we have adequately provided for any risks known or anticipated at this time.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 1999, a former customer (the "Claimant") instituted arbitration proceedings against us with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant is seeking to revoke its acceptance of the software and alleges a breach of warranty obligations. The Claimant seeks relief in the form of monetary damages totaling approximately $1.9 million, plus attorney's fees and expenses. We believe that the allegations of the Claimant are without merit and have vigorously defended against them. The potential outcome of this legal proceeding cannot be determined at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      None.

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the third quarter of 2001.


                                   SIGNATURES

Pursuant the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  November 14, 2001     By: /s/ James B. Treleaven
                              James B. Treleaven
                              President and Chief Executive Officer

                              Signing on behalf of the registrant and as principal executive officer.


Dated: November 14, 2001      By: /s/ David H. Jacobson
                              David H. Jacobson
                              Executive Vice President-Finance and Chief
                              Financial Officer

                              Signing on behalf of the registrant and as principal financial officer.