Form 10-K
period 2001-12-31
CATALYST INTERNATIONAL INC
filed 2002-04-01
CIK 915508

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                      __________________________________

                                   FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

[_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________

                      __________________________________

                        Commission File Number 0-27138

                         CATALYST INTERNATIONAL, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                       Delaware                             39-1415889
             ------------------------                      ------------
             (State of Incorporation)                       (I.R.S. ID)

    8989 North Deerwood Drive, Milwaukee, Wisconsin            53223
    -----------------------------------------------        ------------
(Address of Principal Executive Offices)                    (Zip Code)

                                (414) 362-6800
                              ------------------
                              (Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                             $0.10 par value
                                                             ---------------
                                                            (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

As of March 26, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was $15,855,922 (based upon the closing price of the registrant's common stock on The Nasdaq Stock Market(r) on that date).

As of March 26, 2002, the number of shares outstanding of the registrant's common stock was 7,794,469.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 15, 2002 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held May 17, 2002 are incorporated by reference into Part III.

                           CATALYST INTERNATIONAL, INC.

                                   FORM 10-K

                  For The Fiscal Year Ended December 31, 2001


                                      INDEX

PART I

Item 1.     Business                                                       1
Item 2.     Properties                                                     8
Item 3.     Legal Proceedings                                              8
Item 4.     Submission of Matters to a Vote of Security Holders            9

PART II

Item 5.     Market for Registrant's Common Equity and Related
            Security Holder Matters                                        9
Item 6.     Selected Financial Data                                       10
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk    16
Item 8.     Financial Statements and Supplementary Data                   17
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                           30

PART III

Item 10.     Directors and Executive Officers of the Registrant           30
Item 11.     Executive Compensation                                       31
Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                               31
Item 13.     Certain Relationships and Related Transactions               31

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                  31

SIGNATURES                                                                34

                                  PART I

Item 1.  Business

GENERAL

COMPANY BACKGROUND

Catalyst International, Inc. was founded in 1979 and incorporated in the State of Delaware in 1982. Catalyst provides customer-driven software and services that optimize supply chain performance. Catalyst offers an innovative suite of supply chain execution (SCE) software products and services, called CatalystComplete(tm), that help our customers implement, integrate, manage, and operate fast, efficient supply chain networks.

Catalyst customizes SCE software products and services that add value to the supply chain and minimize risks to mission-critica1 operations. We believe that CatalystComplete benefits our customers by delivering both a return on investment and a return on information. The return on investment is achieved through enhanced operational efficiencies and improved capital utilization. Catalyst software improves the operational efficiency of distribution centers by increasing labor productivity through efficient employee scheduling, reduction of downtime, and by streamlining product flow. The advanced features of our software improve capital utilization by lowering inventory levels, increasing inventory turns and warehouse efficiencies, and improving space utilization. CatalystComplete also provides a return on information through improved customer service, enhanced customer satisfaction, and shortened delivery times. Additional details can be found in the Risk Factors section, Exhibit 99.1.

PRODUCTS AND TECHNOLOGY

Catalyst's software products can be configured to meet the needs of individual customers by utilizing the following key attributes:

     -     A standard warehouse management system (WMS) product;
     - A product roadmap designed to accommodate growth, provide ease of upgrade, simplify modification, and conform to emerging standards;
     - Standard interfaces to complementary supply chain software solutions, automation technologies, and add-on third party software products; and
     -     A standard implementation methodology.

CatalystCommand(TM)

Our flagship software product, CatalystCommand, manages inventory, space, people, and equipment by controlling all aspects of warehouse operations, from receiving and storing (putaway) to order selection (picking), loading, and shipping. Complementary software products provide warehouse automation, add-on warehouse functionality, supply chain collaboration, and supply chain communication.

Catalyst's component-based architecture is easily integrated with all pieces in a total SCE solution, including manufacturing resource planning and enterprise resource planning (ERP) systems, such as SAP(TM) and Oracle(R); and supply chain planning (SCP) and transportation management systems. CatalystCommand interfaces with a wide range of automation technology interfaces, such as radio frequency-based scanning and data collection devices, bar coding devices, voice recognition devices, and material handling equipment (such as conveyors, sorters, and carousels). CatalystCommand also interfaces with several add-on third party software products that deliver specific functionality including shipping management, warehouse optimization, and warehouse simulation.

Catalyst software operates in an open system environment allowing customers to use various Unix(R) operating systems that work on multiple hardware platforms. In the next few releases, Catalyst technology will become completely open with regard to operating system platforms, databases, and user-interface devices.

CatalystCommand provides all the basic functions and benefits expected in WMS software, plus the industry-specific features needed for effective supply
chain management in specific industries.   While the CatalystCommand solution
can be applied cross-industry, we provide industry-specific features in the following markets: motor vehicle/parts, retail, consumer goods, and process goods. We continue to enhance our software with new releases and interim point releases incorporating new features and functionality that allow our customers to facilitate competitiveness in their industries.

CatalystCommand(TM) Release  9.0

We anticipate CatalystCommand Release 9.0 to be generally available early second quarter 2002. Release 9.0 will significantly enhance CatalystCommand in four areas: technology, material handling support, supply chain visibility, and WMS functionality.

Technology - Release 9.0 will enhance our mid-tier to be browser independent so that it can run our application on an additional physical Unix mid-tier or be deployed to run on a single Unix Server (logical mid-tier).

Material Handling Support - Release 9.0 will provide a standard voice recognition picking module and a standard pick-to-light interface. These modules can be configured by zone and co-exist with other forms of picking. Catalyst will support picking with four different user interfaces: paper lists or labels, radio frequency, voice, and pick-to-light.

Supply Chain Visibility - Release 9.0 will introduce a full alerting and messaging strategy to advise users of exception conditions within the warehouse and system conditions that need to be addressed. All alerts will be 100% user configurable and outgoing messages can be sent to any SMTP device, including pagers, cellular phones, hand-held devices, and email. Release 9.0 will also provide the functionality necessary to allow inventory control and order status checking via the Internet.

WMS Functionality -Release 9.0 will include the security requirement necessary to comply with 21 CFR Part 11, as mandated by the Federal Drug Administration (FDA). This functionality lays the groundwork for the additional components including record keeping/auditing and electronic signature, which are planned for release throughout the remainder of 2002. Release 9.0 will include an optional vendor quality management module that will significantly reduce receiving time by eliminating detailed receipt checks for suppliers that have a proven record of compliance without charge back. Release 9.0 will include features to balance the workload across those warehouses configured with multiple packing stations. There will be an optional pre-shipment blind audit of outbound shipping containers. The audit percentage can be configured by warehouse zone or by employee to ensure maximum accuracy of outbound shipments.

CatalystCommand 9.0 continues to offer the following complementary solutions:

CatalystCommand(TM) Simulator

Catalyst's warehouse simulation module is an engineering tool that allows customers to experiment with proposed warehouse changes. Through simulation, CatalystCommand Simulator offers customers a graphic real-time view of their warehouse and distribution center operations. Able to simulate both current and future envisioned environments, it interfaces with CatalystCommand to create a baseline for prospective changes in warehouse operations. Users can simulate the reconfiguration of warehouse layout, equipment, orders, items, staffing, methods and procedures, and immediately assess the benefits of the intended change.

Designed to reduce risk and cut costs, CatalystCommand Simulator enables users to gauge the impact of retooling functions prior to making financial or logistical commitments to real world operations. It provides an accurate barometer that enables users to:

  -  Fine-tune warehouse operations, layout, equipment, and strategies;
  -  Respond to business changes quickly and easily;
  -  Improve the quality and consistency of project justifications;
  - Design phased introductions by determining the effects of intermediate steps to operations;
  - Establish benchmarks for the measurement and comparison of departments, shifts and/or workgroups; and
  - Test alternative designs for new distribution centers or upgraded equipment.

CatalystCommand(TM) VQM

The CatalystCommand Vendor Quality Management module (CatalystCommand VQM) helps retailers save time and improve warehouse productivity, significantly enhancing their business operations. CatalystCommand VQM provides a real-time tool that identifies specific shipment discrepancies and frequency of issues, which can then be communicated to the vendor to prevent future problems. A new class of software, the system will reduce vendor charge backs, improve relationships between retailers and vendors, and reduce costs by verifying the accuracy of vendor advanced shipment notice (ASN) data.

This dynamic information exchange is necessary to keep pace with the industry's needs. CatalystCommand VQM replaces more error-prone paper-based audits with an electronic auditing procedure to certify vendors' ASN process and continually monitor the accuracy of ASN data against actual shipment and carton contents. The audits uncover vendor compliance issues, identifying the causes and frequency of violations. Results can be used to keep vendors updated on how well their ASN program is working, so errors can be eliminated before they turn into charge back issues.

CatalystCommand(TM) YMS

The CatalystCommand Yard Management System module (CatalystCommand YMS) extends control and visibility into the supply chain by providing real time access to trailer content early in the supply chain and by providing control of carriers and trailers in the yard. CatalystCommand YMS prioritizes receipts, manages inbound and outbound trailers, and improves the customer's relationships with carriers through objective compliance checking and rapid access to trailer availability. CatalystCommand YMS provides the user with the ability to:

  - Manage the flow of different types of trailers with varying characteristics including length, tare weight, weight limit, and door type;
  - Automatically assign work in priority order to yard employees, which is synchronized with warehouse activities;
  - Simplify yard maintenance by supporting the process of receiving and dispatching trailers for multiple warehouses based upon a single point of entry or exit, as well as multiple points of entry or exit for a single warehouse;
  - Validate the trailers in the yard and their current locations to maintain yard accuracy;
  - Improve control of inbound inventory by automatically controlling which trailers are moved to the docks using the trailer's priority, keeping dock usage to maximize efficiency;
  -  Place docks, locations, or trailers on hold;
  - Track key information about carriers that deliver to the warehouse; and
  - Improve gate functions by managing entry and exit of trailers from the yard as radio frequency-driven processes.

CatalystCommand(TM) Wizard

The CatalystCommand Wizard is a PC-based set-up tool with a graphical user interface that guides users through a step-by-step configuration of the WMS based on the physical characteristics of their warehouse.

CatalystCommand Wizard works like any other wizard tool and requires the CatalystCommand user to complete a series of choices in a pre-determined sequence. CatalystCommand Wizard contains a graphical representation of actual warehouse components, along with descriptions and default data to guide users through a logical progression of setting up the physical characteristics of their warehouse. Major features include the ability to:

  -  Set-up vehicles, zones and storage devices within the warehouse;
  - Assign vehicles and storage devices to specific zones and location classes; and
  -  Define item families and item strategies.

Working in coordination with CatalystCommand, the tool performs a series of validations and edit routines as user data is entered, ensuring that business rules are enforced. Key benefits of CatalystCommand Wizard include reduced set-up time and simplification of the set-up process.

SERVICES OVERVIEW

Catalyst offers customers a broad array of implementation and SCE performance improvement services to help customers take full advantage of our deep understanding of the strategies, processes, and technology that underpin the most successful distribution centers. We collaborate with our customers from the onset of an engagement to make certain our software products and services address their priority needs and will work effectively in their distribution centers.

Catalyst has several groups responsible for offering services and customer support to ensure customer satisfaction; these groups include Engagement Services, Customer Education and Training, Customer Support, Consulting Services, Facilities Management, and Enabling Technologies.

Engagement Services (CatalystConnect(TM) Implement)

Our Engagement Services group offers a proprietary implementation methodology to ensure that the customer's SCE solution is delivered on time, on budget, and on target to meets its business objectives. Catalyst's implementation methodology consists of training, business scenario development, configuration of the software, a conference room pilot (CRP), project management, and implementation support services. The CRP is a critical element of the Catalyst approach that allows our customers to work hands-on with configured software in a practice environment at our headquarters. The CRP enables Catalyst and our customers to model warehouse management operations, prototype and validate customer business requirements, and resolve operating issues prior to live implementation.

As a principal SAP Logistics Execution Solution (LES) integrator, we are able to leverage our focus on SAP LES and warehouse management to participate in TeamSAP(TM) projects along with SAP and other SAP implementation partners, increasing implementation success and long-term serviceability for SAP LES.

Customer Education and Training (CatalystConsult(TM) Trainer)

Catalyst's Customer Education and Training team provides education and training on the use, administration, and configuration of our SCE software products. Our approach employs a mixture of "train the trainer" and "train the user." Typically, customer employees from operations and information systems participate in the training. We provide in-depth documentation, structured training classes, and hands-on training for our software products. Catalyst University offers a series of continuing education courses for current customers, value added resellers (VARs), and other partners.

Customer Support (CatalystCare(TM))

Our Customer Support group offers customers with assistance 24 hours a day/7 days a week. Following installation of CatalystCommand, customers receive assistance with the operation of the software and obtain telephone support. Customer support may be purchased at the customer's option.

Catalyst developed a world-class customer service center called the Supply Chain Execution Competency Center (SCE Competency Center) in 1999. The SCE Competency Center supports both SAP LES and Catalyst SCE software products. As the main customer support center for implementations of SAP LES and Catalyst SCE software products, we provide training, consulting, support, and product customization services. Under our alliance with SAP, we deploy our world-class service organization to implement and provide primary support for customer and TeamSAP partner requests, including a support hot line, implementation services, and on-site support for SAP LES in North America. Ongoing customer support services monitor system performance and facilitate software configurations, modifications, upgrades, and troubleshooting, as needed.

Consulting Services (CatalystConsult(TM))

With our Consulting Services team, we plan to address both the pre-implementation and post-implementation needs of our customers. This includes pre- and post-implementation audits, physical inventory, item measurement, warehouse optimization, time-standards development, inbound packaging evaluation, and warehouse simulation.

Facilities Management (CatalystControl(TM))

Our Facilities Management representatives will provide the resources and expertise necessary to help customers manage their supply chain systems and information technology (IT) facilities more efficiently. Services include scheduled remote machine or database management, full-time on-site WMS and IT infrastructure management and support as well as temporary assistance from experienced staff. Because each customer has different needs, we collaborate with each customer to develop a customized service offering with the right level of hands-on support and the right mix of dedicated and temporary resources, both on-site and on-call.

Enabling Technologies

Our Enabling Technologies team is on the cutting edge of what is available and practical to interface with a WMS. We evaluate the usefulness and complexity of integration; whether it's Palm(TM), Pocket PC(TM), voice recognition or a traditional MS-DOS(R) PC. We offer a turnkey solution on mobile computing purchase, delivery, installation and set-up to reduce risk and ensure a timely project rollout. We help customers develop and deploy mobile computing "Best Practices" using the latest interface tools. Other services include initial set-up, configuration and testing for wireless systems, and technical evaluations of wireless infrastructure, including communications with WMS host, configuration of screen and/or keyboard, and functional compatibility.

PRODUCT STRATEGY

Catalyst's strategy is to provide customer-driven, value-added software products based on an open, modular technology that are focused on our customers' business goals. Our vision is to be the sole resource our customers need to install, integrate, and manage world-class SCE software products that minimize risk and maximize the long term value of our customer's investment.

Customer-Driven Software Products And Services

Catalyst believes the two keys to world-class performance for tier-one supply chains are automating processes and enabling simple, real-time communication among people, systems, and equipment. We help customers meet these needs through software products and services designed for optimal reliability, performance, and flexibility.

Our value-added strategy requires us to be ahead of the curve on industry trends and developments. In the near future, we see rapid expansion of supply chain visibility software applications to address the industry-wide information gap that currently exists between SCP and SCE. Tools for tracking the location of inventory or the status of orders throughout the supply chain will become commonplace. As collaborative commerce becomes an integral component of world-class customer service, new software applications will be developed featuring sophisticated capabilities for planning, forecasting, and harvesting business intelligence - both from the SCP and SCE sides of the enterprise. Such software, for example, will be able to identify capacity constraints in all facets of the supply chain, including transportation, global logistics, and distribution. To that end, Catalyst's strategy includes:

  - Continuing to implement our technology vision toward a fully component based architecture, database and platform independence, and conformance to emerging technology standards;
  - Enhancing the information flow between our existing supply chain partners;
  - Developing additional value-added software applications that transact with multiple business partners within the supply chain;
  - Providing functionality that will give users a corporate view of inventory in a multiple distribution center environment with the capability to it specific at the store or customer level;
  - Taking the next steps with our messaging and alerting capabilities and developing actionable, intelligent response mechanisms to rapidly handle exception events;
  - Forging new partnerships to meet these needs and broadening our footprint in the SCE market; and
  - Developing integrated feedback capabilities in our software products to support predictive analysis and enable automatic rebalancing of inventory, schedule, and order handling.

The net effect of these anticipated developments will be significant increases in inventory velocity and process efficiency while enabling customers to lower system inventory carrying levels without increasing risk.

Within the "fence" of the distribution/warehouse facility, Catalyst will continue to expand our deep product functionality to provide more attractive, modular software products to our selected vertical markets. We expect to achieve formal FDA certification compliance to 21 CFR Part 11 requirements for security, electronic records validation, and electronic signature verification, which we believe will evolve into the de facto standard methodology for software development. We will continue to focus on planning and simulation software tools that give a clearer, more detailed picture of critical personnel, equipment, and space requirements earlier in the cycle. Current add-on software products such as CatalystCommand VQM, CatalystCommand Simulator, and CatalystCommand YMS modules will become WMS independent, and CatalystCommand will also become platform and database independent. We will continue to embrace new technologies - and work with innovative partners - to maintain an industry leading position.

From a services and software products perspective, we will move aggressively to expand our already robust services and implementation skills beyond our own product offerings. Catalyst, which currently supplies multiple levels of support for SAP's LES, will provide after-market support services for additional partner products central to the supply chain. In addition, we will improve our skill sets to provide implementation services and ongoing technology infrastructure management options for our customers.

Strategic Alliances

Catalyst intends to provide expanded capabilities to our software products through key strategic alliances. We have not only relied on our own innovations and internal capabilities, but the technology, skills, and knowledge of other leading vendors in the supply chain industry. Many components of CatalystComplete are made available through our supply chain software partners.

In 1999, Catalyst and SAP AG, a leading supplier of ERP software, entered into an advanced strategic alliance. In connection with this alliance, SAP America, Inc., a subsidiary of SAP AG, acquired, at the time of purchase, a 9.7% equity stake in Catalyst. Understanding the mission critical role warehousing and distribution play in a company's ability to compete and differentiate themselves, SAP named Catalyst as SAP's preferred solution to meet the high-volume, complex environments of today's warehouse. We believe that this alliance should lead to a long term collaborative relationship focused on providing supply chain excellence.

To provide a complete product offering for our customers, Catalyst and SAP initiated joint programs to set a new standard for integration. These include the joint development of the SAP advanced interface for integrating CatalystCommand and SAP's LES with R/3(TM) and mySAP.com(TM), the designation of Catalyst as a principal service provider for implementation and modification of SAP's LES, and having Catalyst serve as the primary North American support center for SAP's LES software products. We believe our customers will benefit from the complementary expertise of the two companies and that we are well positioned to extend our market presence.

Develop Additional Markets
Catalyst has customers in several different industries, falling into several major vertical market categories. Our vertical market strategy targets industries that have the most demanding supply chain requirements, since this will enable us to leverage our expertise and experience for competitive advantage. We have a dedicated sales group for each of our vertical markets
- motor vehicle/parts (including automotive, aerospace, and parts distribution), retail, consumer goods, process goods (including pharmaceuticals and specialty chemicals), and cross-industry applications - which will continue to be our primary focus for the next 12 to 24 months. These sales teams will also explore opportunities to expand our presence in sub-categories of these markets (e.g., discount stores and direct-to-consumer in the retail sector), as well as selected horizontal markets (e.g., third party logistic providers).

Catalyst supports the needs of various distribution models including traditional distribution, push/pull, flow, Internet fulfillment, and a combination of both. We believe the expertise we have developed in each of these markets through our customer base provides us with a significant competitive advantage in selling to prospective customers where similar functionality is required.

Expand Worldwide Distribution

Catalyst's United Kingdom subsidiary, Catalyst WMS International Limited, was established in 1994 in London, England to sell, service, and support Catalyst software products in certain international markets. We plan to continue to increase our international business through an aggressive effort to recruit and manage value added resellers (VARs) in selected foreign markets, such as the fast-growing markets of Latin America and Europe. These VARs work together with Catalyst personnel in obtaining agreements for global, multi-site installations with multi-national customers. CatalystCommand is currently available in English, French, Italian, Portuguese, German, and Spanish.

Evaluate Acquisition Opportunities

We intend to pursue strategic acquisitions of technologies, products, and businesses that enable us to enhance and expand our software products and service offerings.

PRODUCT DEVELOPMENT

Catalyst offers a collaborative information-rich suite of products and services that provides complete SCE functionality for supply chains worldwide. We intend to continue to introduce new products and service offerings, upgrade the functionality of our existing products, and establish partnerships to support this strategy. We work closely with our customers and prospective customers to understand their requirements and to design enhancements and new products and services that meet their needs. All product development is performed by our employees or by contract personnel under our management. Product development costs were $5.2 million in 2001, $5.3 million in 2000, and $7.6 million in 1999.

SALES AND MARKETING

Catalyst markets and sells software and services in North America, Europe, and Latin America through direct sales and channel partner organizations.
Our products are operating in Australia, Brazil, Canada, El Salvador, France, Germany, Guatemala, Holland, Italy, Mexico, Spain, and the United Kingdom. Our UK subsidiary is responsible for the sale, service, and support of Catalyst software products in certain international markets.

In Latin America and Europe, Catalyst utilizes the assistance of VARs to sell and assist in implementation and support of our software products. We plan to continue strengthening our presence in these regions through our relationships with supply chain participants and enterprise software vendors and by developing close relationships with system integrators in those regions.

To support our sales force, we conduct comprehensive marketing programs which include direct mail, public relations, seminars, trade shows, joint programs with vendors and consultants, and ongoing customer communication programs. Our sales cycle begins with the generation of a sales lead or the receipt of a request for proposal (RFP) from a prospective customer, which is typically followed by the qualification of the lead or prospect, an analysis of the customer's needs, response to the RFP, one or more presentations or product demonstrations, a visit to a similar or representative warehouse running our software products, and finally, contract negotiation and execution.

Catalyst believes that, with over 20 years of experience in the WMS industry, our software is established, proven, and accepted in the marketplace. We further believe that the level of expertise found throughout our organization includes some of the best in the industry in design, development, implementation, and support. Catalyst has created a team of employees, vendors, and consultants who are recognized as experts and leaders in their respective fields, which allows us to provide our customers with a strong resource of products, services, and knowledge. This resource should help our customers stay competitive in their respective industries.

As of December 31, 2001, the sales and marketing organization was based in Catalyst's headquarters in Milwaukee, Wisconsin, in the London office, and in satellite offices located throughout the United States.

PROPRIETARY RIGHTS AND LICENSES

Catalyst relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements, and other contractual provisions to protect our proprietary information. We have no patents or patent applications pending. Due to the rapid pace of change in the computer software industry, we believe that trade secret and copyright protection are less significant in affecting our business, results of our operations, or financial condition than factors such as the knowledge, ability, and experience of our employees, frequent product enhancements, and timeliness and quality of support services. Catalyst typically grants the right to use Catalyst software products under a perpetual license, which is generally non-transferable and solely for the customer's internal operations at designated sites. Under the terms of our license agreements, Catalyst generally owns all modifications to our software that are developed and implemented for a customer.

Catalyst is not aware that our products, trademarks, or other proprietary rights infringe the property rights of third parties. As the number of software products in the industry increases and the functionality of these products further overlap, we believe that software developers may become increasingly subject to infringement claims. Any such infringement claims, with or without merit, could be time consuming and result in costly litigation or damages. See Proprietary Rights and Licenses in Exhibit 99.1.

CUSTOMERS

Catalyst's mission is to be the dominant firm in the tier-one market segment. Tier-one customers are characterized by the size, complexity, and volume of their distribution facilities and supply chain network. While most Fortune 1000 firms are tier-one, the segment is not limited to these firms. Tier-one distribution facility characteristics typically include: size of 200,000 square feet or more, volumes of 10,000 items per day or more, at least 75 concurrent users, extensive use of automated material handing equipment, radio frequency devices, and bar coding, complex warehousing strategies, and other non-standard requirements such as hazardous materials, refrigeration, etc.

In the year ended December 31, 2001, Catalyst had no customers that accounted for more than 10% of total revenues. We do not believe that the loss of any single customer would have a material adverse effect upon our business, results of operations, or financial condition.

Catalyst has historically relied on its key vertical markets for a substantial portion of revenues. We do not, however, intend to focus solely on these markets for future sales and do not anticipate that we will depend on any single market for a substantial portion of our sales.

As of December 31, 2001, backlog was approximately $6.5 million, compared with approximately $5.8 million as of December 31, 2000. We believe that all backlog amounts should be filled in 2002. For these purposes, backlog is defined as revenues to be recognized from contracts that have been signed.

COMPETITION

The SCE software industry continues to be highly fragmented with a number of competitors. Catalyst's competitors, including publicly and privately held companies, focus either on WMS or SCE, or offer a comprehensive software offering of which warehouse management is a part.

The competitive factors affecting the market for our software and services include: corporate and product reputation, features and functionality, vertical market expertise, customer configurability, effective and timely implementation, availability of products on open computer platforms, ability to interface with existing customer's equipment and systems, ability to support radio frequency and bar code technology, quality of support services, real-time capabilities, RDBMS technology, scalability, international capabilities, documentation and training, product quality, performance, and price. We believe that we compete effectively with respect to these factors, but there can be no assurance that we will continue to do so. See Competition in Exhibit 99.1.

EMPLOYEES

As of December 31, 2001, Catalyst had 250 full-time employees worldwide, none of whom were represented by any collective bargaining organization. We have never experienced a work stoppage and consider relations with our employees to be good.


Item 2.  Properties

Catalyst's corporate headquarters is approximately 62,000 square feet of leased office space in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but Catalyst has the option to extend such term for an additional ten-year period. We lease approximately 6,500 square feet of additional office space in Milwaukee, Wisconsin. The term of this lease also expires in January 2006. Finally, Catalyst WMS International Limited leases approximately 6,000 square feet of office space in London, England, pursuant to a lease that expires in 2003. We believe that these existing facilities should be adequate for our needs through 2002.


Item 3.  Legal Proceedings

On October 8, 1999, a former customer (the Claimant) instituted an arbitration proceeding against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant alleged breach of warranty and sought relief in the form of monetary damages in excess of $1.9 million. An arbitration award was issued on January 2, 2002 in favor of the Claimant in the amount of $799,840, plus interest at 5% from December 7, 2001. We filed a motion to vacate this award for non-compliance with the applicable arbitration procedures. On January 29, 2002, the Claimant filed a petition to confirm the award. At this stage in the proceedings, it is not possible to predict the probable outcome of either our motion or the Claimant's petition. We believe that because we have adequately reserved for this matter, the outcome of this proceeding will not have a material effect on our financial position or results of operations.

Catalyst is involved in various other claims and legal matters of a routine nature which are being handled in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved claims and legal matters or the range of possible loss or recovery, we believe that these unresolved claims and legal matters will not have a material effect on our financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters

Shares of Catalyst's common stock are quoted on the Nasdaq National Market System under the symbol CLYS. The following table represents the high and low price information for Catalyst's common stock for each quarterly period within the two most recent fiscal years.

                                         2001                    2000
  --------------------------------------------------------------------------
                                  High         Low         High        Low
  --------------------------------------------------------------------------
  Quarters ended March 31,     $  8.063      $ 4.750     $15.375     $11.500
  Quarters ended June 30,         5.500        2.120      12.500       6.000
  Quarters ended September 30,    3.960        1.560       8.625       4.375
  Quarters ended December 31,     3.910        1.520       5.000       3.500
  --------------------------------------------------------------------------
  Source:  Nasdaq Online (SM) Internet Site

On March 26, 2002, there were approximately 1,550 beneficial owners, 145 of which 145 were record holders.

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

Item 6.  Selected Financial Data


Financial Highlights
(In thousands, except per share data)

Years Ended December 31,            2001     2000     1999     1998     1997
----------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Software                       $ 2,760  $ 8,451  $ 7,575  $ 8,741  $ 7,007
  Services and post-contract
   customer support               23,960   28,222   25,599   21,890   14,637
  Hardware                         5,784    5,337    7,386    3,282      881
                                  ------   ------   ------   ------   ------
Total revenues                    32,504   42,010   40,560   33,913   22,525
                                  ------   ------   ------   ------   ------

Cost of revenues:
 Software                            963      797      606      525      524
 Services and post-contract
  customer support                17,681   16,632   14,921   14,583   13,745
 Hardware                          4,840    4,361    6,260    2,759      766
                                  ------   ------   ------   ------   ------
Total cost of revenues            23,484   21,790   21,787   17,867   15,035
                                  ------   ------   ------   ------   ------

Gross margin                       9,020   20,220   18,773   16,046    7,490

Operating expenses:
 Product development               5,200    5,301    7,638    3,412    2,731
 Sales and marketing               9,008    9,254    7,159    5,494    5,291
 General and administrative        6,622    4,793    6,574    4,177    3,975
 Restructuring and other charges   1,927        -      398        -        -
 Asset impairment charges          5,697        -    3,190        -        -
                                  ------   ------   ------   ------   ------
Total operating expenses          28,454   19,348   24,959    3,083   11,997
                                  ------   ------   ------   ------   ------
Income (loss) from operations    (19,434)     872   (6,186)   2,963   (4,507)
                                  ------   ------   ------   ------   ------
Other income, net                    508      891      573      217      308
                                  ------   ------   ------   ------   ------

Income (loss) before provision
 for income taxes                (18,926)   1,763   (5,613)   3,180   (4,199)

Provision for income taxes             -        -        -      100        -
                                  ------   ------   ------   ------   ------
Net income (loss)               $(18,926) $ 1,763  $(5,613) $ 3,080  (4,199)
                                  ------   ------   ------   ------   ------

Net income (loss) per share
 - diluted                      $  (2.38) $  0.21  $ (0.77) $  0.42  $ (0.63)
                                  ======   ======   ======   ======   ======

Shares used in computing diluted
 net income (loss) per share       7,962    8,452    7,288    7,383    6,630

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents        $ 7,906  $21,201  $21,169  $ 8,555  $ 4,256
Working capital                    1,554   19,773   20,388    9,530    6,673
Total assets                      23,891   38,605   35,563   25,557   17,692
Long-term debt, less current
 portion                              30      166      181      412      443
Total shareholders' equity         6,192   25,645   23,281   15,403    9,997


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to of factors discussed in Exhibit 99.1.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

Catalyst derives revenue from the sale of software, services and post-contract customer support (PCS), and hardware. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS and/or other services, Catalyst allocates the total arrangement fee to each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

Software

For software with insignificant modifications, Catalyst recognizes that portion of the revenue allocable to software and specified upgrades upon delivery of the software product or upgrade to the end user, provided that it is considered collectible. For software with significant modifications, Catalyst recognizes the revenue allocable to the software on a percentage of completion method, with progress to completion measured based upon labor time expended.

Post-Contract Customer Support

Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided.

Services

Arrangements that include professional services are evaluated to determine whether those services are for modification of the software product or for the normal implementation of Catalyst software products. When professional services are considered part of the normal implementation process, revenue is recognized monthly as these services are invoiced. When professional services are for a modification of the software itself, an evaluation is made to determine if the modification requires more than 50 person-days of work. If the modification will exceed 50 days of effort, revenue is recognized using contract accounting on a percentage completion method with progress to completion measured based upon labor and time expended. When the modification is estimated to be fewer than 50 days, the revenue is recognized as invoiced.

Hardware

Revenue on hardware is recognized when the hardware is shipped by the hardware vendor and title has transferred to the customer.

Contract Accounting

For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage of completion basis, with progress to completion measured based upon labor time expended. Catalyst reserves for project cost overruns when such overruns are identified. We recognize project cost overruns where we will exceed our budgeted number of days on a project. The overrun is based on a standard cost per day.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize reserves for bad debts based on the length of time the receivables are past due ranging from 5% to 100% for amounts more than 120 days past due for which a corresponding deferred revenue does not exist. Specific customer reserves are based upon our assessment of deviations in historical payment trends, the age of the account, and ongoing communications with our customers by both the finance and sales departments. For amounts less than 120 days past due, a small percentage is typically reserved based upon our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

LEGAL ACCRUALS

As discussed in Note 10 of our consolidated financial statements, as of December 31, 2001, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer. This estimate has been developed in consultation with outside counsel. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in this matter may change.

Catalyst is involved in various other claims and legal matters of a routine nature which are being handled in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved claims and legal matters or the range of possible loss or recovery, we believe that these unresolved claims and legal matters will not have a material effect on our financial position or results of operations.

IMPAIRMENT CHARGES

We review our long-lived assets for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. In the year ended December 31, 2001, we reviewed the carrying values of certain licensed technology and capitalized software development costs and recorded an impairment charge to adjust the carrying values of such assets to their estimated fair market values.


REVENUE

Catalyst's revenues are derived from software, services and PCS, and hardware. Total revenues decreased by 22.6% to $32.5 million in 2001 and increased by 16.3% to $42.0 million in 2000. We believe that the decline in total revenues in 2001 was due primarily to fewer new products and services sold resulting primarily from project delays and longer sales cycles tied to global economic conditions. The following table sets forth, by category, revenues and percentage change year-over-year for the years indicated:

                                     Net Revenues          Percentage Change
                                    (In thousands)         (Year-over-year)
                             ------------------------------------------------
                               2001      2000      1999     2001      2000
                             ---------------------------   ------------------
     Software                $ 2,760   $ 8,451   $ 7,575   (67.3%)    11.6%
     Services and PCS         23,960    28,222    25,599   (15.1)     10.2
     Hardware                  5,784     5,337     7,386     8.4     (27.7)


International revenues decreased 18.8% to $5.1 million in 2001 and decreased 16.3% to $6.3 million in 2000. International revenues accounted for 15.8% and 15.1% of total revenues in 2001 and 2000, respectively. The decrease in international revenues in 2001 and 2000 occurred primarily to a decrease in software revenues attributable to international customers in those years.

We believe that revenues may increase due to enhanced worldwide sales and marketing efforts, our strategic alliance with SAP America, Inc. and SAP AG, the introduction of new products, efforts to deliver standard packaged solutions that meet the requirements of our vertical markets, and the maturation of our sales force. We expect that as economic conditions improve and prospective customers begin to benefit from that improvement, we will see an increase in new sales activity.

SOFTWARE

Software consists of revenues from the sale of Catalyst's products and related add-on third party software products. Software revenues decreased by 67.3% to $2.8 million in 2001 and increased by 11.6% to $8.5 million in 2000. Software revenues may fluctuate based upon the size and quantity of new or add-on license agreements, as well as the progress toward completion for contracts that are accounted for using contract accounting.

Catalyst follows the software revenue recognition practices set forth in Statement of Position 97-2, "Software Revenue Recognition," as amended, as issued by the American Institute of Certified Public Accountants. For projects requiring "significant" modifications to our products, we use contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectible. Software revenue for projects with few or no modifications is recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

SERVICES AND PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased by 15.1% to $24.0 million in 2001 and increased by 10.2% to $28.2 million in 2000. The following table sets forth the components of services and PCS revenues as a percentage of total revenues for the years indicated:

                                     2001        2000        1999
     ---------------------------------------------------------------
     Software modifications          20.1%       17.8%       17.2%
     Professional services           25.2        28.0        28.7
     PCS agreements                  28.4        21.4        17.2
                                     -----       -----       -----
                                     73.7%       67.2%       63.1%


Software modifications are determined during the customer's CRP and consist of changes to the software to facilitate specific functionality desired by the customer. We believe that as we sell CatalystCommand and other products, future modification revenues as a percentage of total revenues could decrease due to the increased functionality of newer releases of our products; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from implementation services, performance of the CRP, technical services, project management, and education services. Professional services revenues decreased in 2001 due to fewer new products sold. Professional services revenues are recognized based on the number of days of work actually performed.

Customers typically enter into an agreement for PCS at the time they license CatalystCommand and, generally pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. The increase in PCS revenues in 2001 was due primarily to new PCS agreements and to existing PCS agreements. We believe that PCS revenues should increase as existing PCS agreements are renewed, new software products are sold, and our markets are expanded.

HARDWARE

Hardware consists primarily of computer hardware, radio frequency equipment and printers that we sell to our customers on behalf of hardware and other equipment manufacturers. Hardware revenues increased by 8.4% to $5.8 million in 2001 and decreased by 27.7% to $5.3 million in 2000. Hardware revenues may fluctuate depending on the size of new product sales and add-on sales to existing customers.


OPERATING EXPENSES

COST OF SOFTWARE

Cost of software consists of the cost of related add-on third party software products and the amortization of capitalized software development costs. The cost of software was $963,000, $797,000, and $606,000 in 2001, 2000, and
1999, respectively. The increase in cost of software was due to the amortization of certain capitalized software costs. We anticipate that the cost of software for third party products should remain relatively constant as a percentage of related third party software revenues.

COST OF SERVICES AND PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. Cost of services and PCS as a percentage of services and PCS revenues were 73.8%, 58.9%, and 58.3% in 2001, 2000, and 1999, respectively. Cost of services and PCS increased
in 2001 as a percentage of total services and PCS revenues due to a decrease
in related revenues without a corresponding reduction in cost.   As we
continue to expand our services offering and allocate resources towards providing new services to our customers, we believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and mix of new contracts signed.

COST OF HARDWARE

Cost of hardware consists of the cost of computer hardware, radio frequency equipment, and printers sold by us on behalf of the equipment manufacturers. We do not inventory or service hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware was $4.8 million, $4.4 million, and $6.3 million in 2001, 2000, and 1999, respectively. As a percentage of hardware sales, the cost was 83.7%, 81.7%, and 84.8% in 2001, 2000, and 1999, respectively. We expect that cost of hardware as a percentage of hardware revenues should remain relatively constant.

PRODUCT DEVELOPMENT

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs decreased slightly to $5.2 million in 2001 and decreased by
30.6% to $5.3 million in 2000.   Product development costs remained
relatively constant in 2001 due primarily to continued focus on enhancing our software offering. Product development costs represented 16.0%, 12.6%, and 18.8% of total revenues in 2001, 2000, and 1999, respectively. We believe that product development costs may increase as a percentage of total revenues as new initiatives are identified and executed.

SALES AND MARKETING

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses decreased slightly to $9.0 million in 2001 and increased by 29.3% to $9.3 million in 2000. In general, the decrease in sales and marketing expenses in 2001 was due to cost control measures implemented during the second half of the year to reduce overall expenses. Sales and marketing expenses represented 27.7%, 22.0%, and 17.7% of total revenues in 2001, 2000, and 1999, respectively. We anticipate that sales and marketing expenses as a percentage of total revenues may decrease due to the continuation of the cost control measures which were implemented during the second half of 2001.

GENERAL AND ADMINISTRATIVE

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resource, and quality assurance personnel. General and administrative expenses increased by 38.2% to $6.6 million in 2001 and decreased by 27.1% to $4.8 million in 2000. General and administrative expenses represented 20.4% of total revenues in 2001, 11.4% in 2000, and 16.2% in 1999. In 2001, general and administrative expenses increased as a percentage of total revenue compared to 2000 due to certain additional legal reserves and expenses and charges to the allowance for doubtful accounts, which were not incurred during the same period in 2000.
We expect that general and administrative expenses may decrease as a percentage of total revenues as we believe we have adequately provided for any risks known or anticipated at this time.


OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES

During 2001, there were several events that resulted in an aggregate charge of $7,623,964, which represented restructuring and other charges of $1,927,098 and asset impairment charges of $5,696,866. The former president and chief executive officer resigned in March 2001. Catalyst recorded charges aggregating $1,130,949 relating to amortization of a non-compete agreement and other expenses related to his resignation. In the third quarter of 2001, Catalyst initiated a restructuring plan and overall workforce reduction of approximately 15%. Charges of $796,149 were recorded for severance payments and outplacement services related to this workforce reduction. Catalyst also reviewed the carrying values of certain licensed technology and capitalized software development costs and recorded an impairment charge of $5,696,866 to adjust the carrying values of such assets to their estimated fair market values. All cash expense amounts were disbursed in the year ended December 31, 2001, except for approximately $183,000, which will be paid out in 2002. The obligations under the non-compete agreement are also payable in 2002.

During the third quarter of 1999, Catalyst initiated a restructuring plan to discontinue development of its Windows NT(R) based product and close its Orlando, Florida office. The restructuring plan was put in place due to the Strategic Alliance Agreement with SAP AG. Because of the Strategic Alliance Agreement, Catalyst made significant management changes and further expanded its marketing efforts to increase exposure of its Unix WMS products and services.

Restructuring and impairment charges during the year ended December 31, 1999 amounted to $3,587,665 and included severance payments made to seven employees ($325,000); office and equipment lease cancellations ($25,000); write-off of intangible assets, including purchased software and capitalized software development costs, assembled workforce, customer list, and goodwill ($3,190,000); and other miscellaneous expenses ($48,000). All cash expense amounts were disbursed in the year ended December 31, 1999.

OTHER INCOME AND EXPENSE

Other income consists primarily of interest income and interest expense and does not have a material impact on operating results. Catalyst expects that other income may decrease in the future as interest income decreases due to lower invested cash balances and an anticipated decline in interest rates.

INCOME TAX EXPENSE

At December 31, 2001, Catalyst was not subject to regular income taxes because we had net operating loss carry-forwards of approximately $28 million for federal and state income tax purposes. We were not subject to alternative minimum tax (AMT) in 2000. In 2001 and 1999, no income tax expense was recorded as we incurred a net loss for both financial and income tax reporting purposes. No net deferred tax expense (credit) was recorded in any of the three years reported as we continue to record a valuation allowance to reserve for the net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, Catalyst used $13.3 million in cash; $3.9 million was used in operating activities, $8.6 million was used in investing activities for capital expenditures, capitalized software development costs, and the purchase of licensed technology offset by the proceeds from the sale of equipment and internal use software; $263,000 was used for payments on long-term debt; and $548,000 was used to purchase common stock for treasury. In 2000, we generated $31,000 in cash; $4.3 million was generated by operating activities, $4.5 million was used in investing activities for capital expenditures and capitalized software development costs, $1.1 million was generated by employees' exercise of stock options, $404,000 was used for payments on long-term debt and $482,000 was used to purchase common stock for treasury.

Capital expenditures totaled $1.1 million, $2.7 million, and $837,000 in 2001, 2000, and 1999, respectively. Capital expenditures decreased in 2001 due to cost control measures implemented during the second half of the year.

In 2001, Catalyst repurchased 257,944 shares of common stock under provisions of a stock repurchase program adopted by the board of directors on March 21, 1996. In 2000, Catalyst repurchased 99,068 shares of common stock under this program.

As of December 31, 2001, Catalyst had $7.9 million in cash and cash equivalents and working capital of $1.6 million. We have a $5.0 million line of credit (the Revolving Credit Facility) with Bank One, Milwaukee, Wisconsin. The Revolving Credit Facility bears interest at the prime rate, or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires on January 1, 2003. Borrowings on the Revolving Credit Facility are limited by a borrowing base related to a percentage of our eligible cash and cash equivalents, less outstanding amounts owed to Bank One. As of December 31, 2001, there were no amounts outstanding under the Revolving Credit Facility nor have there been any borrowings on the Revolving Credit Facility since it was established. See Additional Capital in Exhibit 99.1.

At December 31, 2001, accounts receivable decreased by 12.9%, or $1.3 million, compared to December 31, 2000. In addition, Catalyst had reserves of $900,000 for doubtful accounts and $147,000 for known and estimated project cost overruns. This compares to $1.2 million and $219,000 for the same reserves at December 31, 2000. We believe we have adequately provided for potential risks with respect to accounts receivable and project reserves known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development. We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Based on our current expectations, we believe we will not require additional funds beyond the next 12 months. However, if we make strategic acquisitions, if our growth rate exceeds our expectations, or if we expend significant funds to develop new or enhanced products or services, we may require additional equity or debt financing. Additional financing may not be available to us on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to expand our business operations which could harm our business, results of operations, and financial condition.


Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe that we have material exposure to market risk with respect to any investments as we do not use market rate-sensitive instruments for trading or other purposes. For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in corporate debt securities and commercial paper. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximated fair value at both December 31, 2001 and 2000. There were no realized gains or losses in any of the three years in the period ended December 31, 2001.

Item 8.  Financial Statements and Supplementary Data

QUARTERLY RESULTS

The following table sets forth unaudited consolidated statements of operations data for each of the quarters in the years ended December 31, 2001 and 2000. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarter presented. Certain amounts in the first and second quarters of 2001 were reclassified to conform to the December 31, 2001 presentation. The operating results for any quarter are not necessarily indicative of the results for any future period.


Quarters Ended                 12/31/01    09/30/01    06/30/01    03/31/01
---------------------------------------------------------------------------
(In thousands, except per share data)
Revenues:
 Software                      $   908     $   433     $   370     $ 1,049
 Services and post-contract
  customer support               5,298       6,438       6,317       5,907
 Hardware                        2,327       1,012       1,113       1,332
                                ------      ------      ------      ------
Total Revenues                   8,533       7,883       7,800       8,288
                                ------      ------      ------      ------

Cost of Revenues:
 Software                          330         219         178         236
 Services and post-contract
  customer support               4,216       4,340       4,578       4,547
 Hardware                        1,991         791         999       1,059
                                ------      ------      ------      ------
Total Cost of Revenues           6,537       5,350       5,755       5,842
                                ------      ------      ------      ------

Gross Margin                     1,996       2,533       2,045       2,446

Operating Expenses:
 Product development             1,312       1,242       1,458       1,188
 Sales and marketing             1,762       2,265       2,489       2,492
 General and administrative        916       1,151       1,355       3,200
 Restructuring and other charges   367         852         708           -
 Asset impairment charges        5,697           -           -           -
                                ------      ------      ------      ------
Total Operating Expenses        10,054       5,510       6,010       6,880
                                ------      ------      ------      ------
Income (loss) from operation    (8,058)     (2,977)     (3,965)     (4,434)
Other income, net                   62         112         112         222
                                ------      ------      ------      ------
Net Income (Loss)              $(7,996)    $(2,865)    $(3,853)    $(4,212)
                                ======      ======      ======      ======

Net income (loss) per share:
 Basic                         $ (1.03)    $ (0.36)    $ (0.48)    $ (0.52)
 Diluted                       $ (1.03)    $ (0.36)    $ (0.48)    $ (0.52)

Shares used in computing net income (loss) per share:
 Basic                           7,797       7,991       8,020       8,040
 Diluted                         7,797       7,991       8,020       8,040
                                ------      ------      ------      ------


Quarterly Results (continued)


Quarters Ended                 12/31/00    09/30/00    06/30/00    03/31/00
---------------------------------------------------------------------------
(In thousands, except per share data)
Revenues:
 Software                      $ 2,092     $ 1,742     $ 2,229     $ 2,388
 Services and post-contract
  customer support               7,057       8,002       6,940       6,223
 Hardware                        1,242         495       1,890       1,710
                                ------      ------      ------      ------
Total Revenues                  10,391      10,239      11,059      10,321
                                ------      ------      ------      ------

Cost of Revenues:
 Software                          150         268         236         143
 Services and post-contract
  customer support               3,795       4,403       4,189       4,245
 Hardware                        1,060         412       1,531       1,358
                                ------      ------      ------      ------
Total Cost of Revenues           5,005       5,083       5,956       5,746
                                ------      ------      ------      ------

Gross Margin                     5,386       5,156       5,103       4,575

Operating Expenses:
 Product development             1,204       1,310       1,371       1,416
 Sales and marketing             2,157       2,474       2,629       1,994
 General and administrative      1,827       1,346         654         966
 Restructuring and other charges     -           -           -           -
 Asset impairment charges            -           -           -           -
                                ------      ------      ------      ------
Total Operating Expenses         5,188       5,130       4,654       4,376
                                ------      ------      ------      ------
Income (loss) from operations      198          26         449         199
Other income, net                  387         285         154          65
                                ------      ------      ------      ------
Net Income (Loss)              $   585     $   311     $   603     $   264
                                ======      ======      ======      ======

Net income (loss) per share:
 Basic                         $  0.07     $  0.04     $  0.08     $  0.03
 Diluted                       $  0.07     $  0.04     $  0.07     $  0.03

Shares used in computing net income (loss) per share:
 Basic                           8,061       8,116       8,005       7,910
 Diluted                         8,253       8,427       8,408       8,555


The common stock is listed on the Nasdaq Stock Market(R) under the symbol "CLYS." Since the initial public offering on November 16, 1995, the common stock has traded at a high of $21.625 per share and a low of $1.52 per share. As of March 28, 2002, there were 7,794,469 shares of common stock outstanding held by approximately 1,550 beneficial owners, 145 of which were record holders.


CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,               2001            2000           1999
----------------------------------------------------------------------------
REVENUES:
Software                          $  2,759,913    $ 8,451,526    $ 7,575,529
Services and post-contract
 customer support                   23,960,234     28,222,224     25,598,635
Hardware                             5,783,723      5,336,708      7,385,996
                                    ----------     ----------     ----------
Total Revenues                      32,503,870     42,010,458     40,560,160
                                    ----------     ----------     ----------

COST OF REVENUES:
Cost of software                       962,830        797,117        606,429
Cost of services and post-
  contract customer support         17,681,132     16,632,253     14,921,412
Cost of hardware                     4,840,001      4,361,113      6,259,894
                                    ----------     ----------     ----------
Total Cost of Revenues              23,483,963     21,790,483     21,787,735
                                    ----------     ----------     ----------

Gross Margin                         9,019,907     20,219,975     18,772,425

OPERATING EXPENSES:
Product development                  5,200,691      5,300,762      7,637,636
Sales and marketing                  9,007,688      9,254,354      7,158,726
General and administrative           6,622,065      4,793,251      6,574,804
Restructuring and other charges
 (Note 9)                            1,927,098              -        397,655
Asset impairment charges (Note 9)    5,696,866              -      3,190,000
                                    ----------     ----------     ----------
Total Operating Expenses            28,454,408     19,348,367     24,958,831
                                    ----------     ----------     ----------

Income (Loss) From Operations      (19,434,501)       871,608     (6,186,406)

OTHER INCOME (EXPENSE):
Interest expense                       (26,535)       (53,235)       (63,057)
Investment income                      565,050      1,389,546        685,692
Miscellaneous, net (expense)           (30,437)      (444,773)       (49,560)
                                    ----------     ----------     ----------
Total Other Income, Net                508,078        891,538        573,075
                                    ----------     ----------     ----------

Net Income (Loss)                 $(18,926,423)     1,763,146    $(5,613,331)
                                    ==========     ==========     ==========

Earnings (loss) per share (Note 1):
 Basic                            $      (2.38)   $      0.22    $     (0.77)
 Diluted                          $      (2.38)   $      0.21    $     (0.77)


See accompanying notes.

CONSOLIDATED BALANCE SHEETS


December 31,                                        2001           2000
--------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                      $ 7,906,342    $21,200,662
 Accounts receivable, net of allowance
  for doubtful accounts of $900,000 in
  2001 and $1,185,000 in 2000                     8,949,582     10,269,520
 Revenues in excess of billings                           -        269,813
 Prepaid expenses and other                         650,971        542,718
                                                 ----------     ----------
    Total Current Assets                         17,506,895     32,282,713
                                                 ----------     ----------

Equipment and Leasehold Improvements:
 Computer hardware and software                   7,169,718      8,001,802
 Office equipment                                 2,372,316      2,467,415
 Leasehold improvements                             966,703        944,351
                                                 ----------     ----------
                                                 10,508,737     11,413,568
 Less accumulated depreciation                    7,387,677      6,850,493
                                                 ----------     ----------
    Total Equipment and Leasehold Improvements    3,121,060      4,563,075
                                                 ----------     ----------

Capitalized software development costs,
 net of accumulated amortization of $479,376
 in 2001and $35,440 in 2000                       1,748,278      1,759,697
Intangible assets, net of accumulated
 amortization of $1,950,282 in 2001               1,514,718             -
                                                 ----------     ----------
    Total Assets                                $23,890,951    $38,605,485
                                                 ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                               $ 3,606,493    $ 3,305,526
 Accrued liabilities                              1,347,886      1,847,951
 Accrued professional and legal fees              1,583,084      1,008,504
 Accrued non-compete obligation                   1,090,000              -
 Deferred revenues                                8,206,654      6,101,749
 Current portion of capital lease obligations
  (Note 3)                                          118,454        246,265
                                                 ----------     ----------
    Total Current Liabilities                    15,952,571     12,509,995
                                                 ----------     ----------

Noncurrent Liabilities:
 Capital lease obligations (Note 3)                  30,495        165,574
 Deferred revenues                                1,565,281         84,691
 Deferred rent (Note 3)                             150,922        199,868
                                                 ----------     ----------
    Total Noncurrent Liabilities                  1,746,698        450,133
                                                 ----------     ----------

Commitments and contingencies (Notes 3 and 10)

Shareholders' Equity (Notes 4 and 5):
 Preferred stock, $0.01 par value; 2,000,000
  shares authorized; none issued or outstanding           -              -
 Common stock, $0.10 par value; 25,000,000
  Shares authorized; shares issued: 9,214,744
  in 2001 and 9,200,943 in 2000                     921,474        920,094
 Additional paid-in capital                      43,686,140     43,666,435
 Accumulated deficit                            (32,622,111)  (13,695,688)
 Treasury stock, at cost - 1,420,275 shares of
  common stock in 2001 and 1,162,331 shares of
  common stock in 2000                           (5,793,821)    (5,245,484)
                                                 ----------     ----------
Total Shareholders' Equity                        6,191,682     25,645,357
                                                 ----------     ----------
Total Liabilities and Shareholders' Equity      $23,890,951    $38,605,485
                                                 ==========     ==========


See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Additional
                                            Common Stock            Paid-in
                                        Shares        Dollars       Capital
                                     -----------  -----------    ------------
Balances at December 31, 1998          8,767,373     $876,737     $32,743,264
                                     ===========  ===========     ===========
Sale of common stock (Note 4)                  -            -       8,770,815
Stock options exercised                  171,891       17,189         754,089
Compensation expense on
 stock options                                 -            -         341,424
Net loss                                       -            -               -
                                     -----------  -----------     -----------
Balances at December 31, 1999          8,939,264      893,926      42,609,592
                                     ===========  ===========     ===========
Purchase of common stock for treasury
 (Note 4)                                      -            -               -
Stock options exercised                  261,679       26,168       1,056,843
Net income                                     -            -              -
                                     -----------  -----------     -----------
Balances at December 31, 2000          9,200,943      920,094      43,666,435
                                     ===========  ===========     ===========
Purchase of common stock for treasury
 (Note 4)                                      -            -               -
Stock options exercised                   13,801        1,380          17,796
Compensation expense on
 stock options                                 -            -           1,909
Net loss                                       -            -               -
                                     -----------  -----------     -----------
Balances at December 31, 2001          9,214,744      $921,474    $43,686,140
                                     ===========  ===========     ===========


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)

                                       Accumulated    Treasury
                                         Deficit        Stock        Total
                                      -----------   -----------   -----------
S>
Balances at December 31, 1998         $(9,845,503)  $(8,371,128)  $15,403,370
                                      ===========   ===========   ===========
Sale of common stock (Note 4)                   -     3,607,554    12,378,369
Stock options exercised                         -             -       771,278
Compensation expense on stock options           -             -       341,424
Net loss                               (5,613,331)            -    (5,613,331)
                                      -----------   -----------   -----------
Balances at December 31, 1999         (15,458,834)   (4,763,574)   23,281,110
                                      ===========   ===========   ===========
Purchase of common stock for treasury
 (Note 4)                                       -      (481,910)     (481,910)
Stock options exercised                         -             -     1,083,011
Net income                              1,763,146             -     1,763,146
                                      -----------   -----------   -----------
Balances at December 31, 2000         (13,695,688)   (5,245,484)   25,645,357
                                      ===========   ===========   ===========
Purchase of common stock for treasury
 (Note 4)                                       -      (548,337)     (548,337)
Stock options exercised                         -             -        19,176
Compensation expense on stock options           -             -         1,909
Net loss                              (18,926,423)            -   (18,926,423)
                                      -----------   -----------   -----------
Balances at December 31, 2001        $(32,622,111)  $(5,793,821)   $6,191,682
                                      ===========   ===========   ===========


See accompanying notes.


CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                 2001          2000          1999
----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                   $(18,926,423) $  1,763,146  $ (5,613,331)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
  Depreciation                         1,543,936     1,780,715     1,660,703
  Amortization2,394,21835,440-
  Compensation expense on stock options    1,909             -       341,424
  (Gain) loss on disposal of equipment
    and leasehold improvements            (5,447)      181,128        87,436
  Provision for restructuring and
   other charges                               -             -       397,665
  Asset impairment charges             5,696,866             -     3,190,000
  Changes in operating assets and
   liabilities:
    Accounts receivable                1,319,938      (162,712)     (392,491)
    Prepaid expenses and other          (108,253)      235,298      (284,000)
    Accounts payable                     300,967     1,068,640       492,896
    Income taxes                               -             -      (100,000)
    Accrued liabilities                   74,515       327,649      (197,014)
    Deferred revenues                  3,855,308      (819,155)    1,746,245
    Deferred rent                        (48,946)      (65,753)      (19,532)
                                     -----------   -----------   -----------
Total adjustments                     15,025,011     2,581,250     6,923,332
                                     -----------   -----------   -----------
Net cash provided by (used in)
  operating activities                (3,901,412)    4,344,396     1,310,001

INVESTING ACTIVITIES
Capital expenditures                  (1,134,301)   (2,714,796)     (837,446)
Capitalized software development
 costs                                (1,004,383)   (1,795,137)     (566,119)
Purchase of licensed technology       (7,500,000)            -             -
Proceeds from sale of equipment          120,447             -             -
Proceeds from sale of internal use
 software                                917,380             -             -
                                     -----------   -----------   -----------
Net cash used in investing activities (8,600,857)   (4,509,933)   (1,403,565)

Financing Activities
Payments on capital lease obligations   (262,890)     (404,081)     (442,109)
Proceeds from exercise of stock options   19,176     1,083,011       771,278
Proceeds from sale of common stock             -             -    12,378,369
Purchase of common stock for treasury   (548,337)     (481,910)            -
                                     -----------   -----------   -----------
Net cash provided by (used in)
 financing activities                   (792,051)      197,020    12,707,538
                                     -----------   -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                    (13,294,320)       31,483    12,613,974
Cash and cash equivalents at
 beginning of year                    21,200,662    21,169,179     8,555,205
                                     -----------   -----------   -----------
Cash and cash equivalents at end
 of year                            $  7,906,342   $21,200,662  $ 21,169,179
                                     ===========   ===========   ===========
Supplemental disclosure:
 Cash paid for interest             $     26,535   $    53,235  $     63,057
 Cash paid for income taxes                    -             -        74,950


Noncash investing and  financing activities:

During 2001, the Company entered into a non-compete agreement for $1,090,000. In 2000 and 1999, the Company acquired $300,993, and $157,431 respectively, of computer hardware under capital leases.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS / DECEMBER 31, 2001

1.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Catalyst and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS AND CONCENTRATION OF CREDIT RISK

Catalyst develops, markets, and supports SCE software products. Catalyst also provides related services, including engagement services, customer education and training, customer support, consulting services, facilities managements, and enabling technologies for customers throughout the United States and certain foreign countries. Catalyst performs periodic credit evaluations of its customers' financial condition and does not require collateral.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Catalyst considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in corporate debt securities and commercial paper. The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both December 31, 2001 and 2000. There were no realized gains or losses during any of the three years in the period ended December 31, 2001.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives as follows: computer hardware and software-three to five years; office equipment-five to seven years; and leasehold improvements-ten years (though no longer than the term of the lease).

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

As required by accounting principles generally accepted in the United States, Catalyst capitalizes costs incurred to develop new software products upon determination that technological feasibility has been established for the product, whereas costs incurred prior to the establishment of technological feasibility are charged to expense. The establishment of technological feasibility and the ongoing assessment of recoverability of software costs require considerable judgment by management with respect to certain external factors, including, but not limited to, product feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies.

When the software product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using
(a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product or three years.

INTANGIBLE ASSETS

Intangible assets as of December 31, 2001 include $515,000 for the unamortized portion of a non-compete agreement which is being amortized over the term of the agreement which ends in October 2002 and licensed technology with a remaining carrying value of $1,000,000 which is being amortized over its estimated useful life of five years.

IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

Equipment and leasehold improvements, capitalized software development costs, and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
If the sum of the expected undiscounted future cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the asset or group of assets. Such analyses necessarily involve significant judgment. See Note 9 for impairment charges in 2001 and 1999.

REVENUE RECOGNITION

Catalyst derives revenue from the sale of software, services and PCS, and hardware. PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if-available basis. Services range from installation, training, and basic consulting to software modification and customization to meet specific customer needs. In software arrangements that include rights to multiple software products, specified upgrades, PCS and/or other services, Catalyst allocates the total arrangement fee to each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

Software

For software with insignificant modifications, Catalyst recognizes that portion of the revenue allocable to software and specified upgrades upon delivery of the software product or upgrade to the end user, provided that it is considered collectible. For software with significant modifications, Catalyst recognizes the revenue allocable to the software on a percentage of completion method, with progress to completion measured based upon labor time expended.

Post-Contract Customer Support

Revenue allocable to PCS is recognized on a straight-line basis over the period the PCS is provided.

Services

Arrangements that include professional services are evaluated to determine whether those services are for modification of the software product or for the normal implementation of Catalyst software products. When professional services are considered part of the normal implementation process, revenue is recognized monthly as these services are invoiced. When professional services are for a modification of the software itself, an evaluation is made to determine if the modification requires more than 50 person-days of work. If the modification will exceed 50 days of effort, revenue is recognized using contract accounting on a percentage completion method with progress to completion measured based upon labor time expended. When the modification is estimated to be fewer than 50 days, the revenue is recognized as invoiced.

Hardware

Revenue on hardware is recognized when the hardware is shipped by the hardware vendor and title has transferred to the customer.

Contract Accounting

For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage of completion basis, with progress to completion measured based upon labor time expended. Catalyst reserves for project cost overruns when such overruns are identified. Included in accrued liabilities are reserves for project cost overruns of $147,000 and $219,000 at December 31, 2001 and 2000,
respectively.

ADVERTISING
Advertising costs are expensed as incurred and amounted to approximately $837,000, $878,000, and $739,000 in 2001, 2000, and 1999, respectively.

INCOME TAXES

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

COMPREHENSIVE INCOME

Comprehensive income (loss) equals net income (loss) in 2001, 2000, and 1999.

RECLASSIFICATION

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the current year presentation.

EARNINGS (LOSS) PER SHARE

The numerator for the calculation of basic and diluted earnings per share is net income (loss) in each year. The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

                                             2001        2000        1999
----------------------------------------------------------------------------
Denominator for basic earnings per share -
  weighted average shares outstanding      7,961,676   8,023,380   7,288,157
Effect of dilutive options and warrants            -     428,167           -
                                           ---------   ---------   ---------
Denominator for diluted earnings
 (loss) per share                          7,961,676   8,451,547   7,288,157

Options that could potentially dilute
 earnings per share in the future that
 are not included in the computation of
 diluted earnings (loss) per share, as
 their impact is antidilutive                200,905         N/A     653,203


ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, Catalyst adopted Statement of Financial Accounting Standards (Statement) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Provisions of Statement No. 133 require companies to recognize all derivatives in the balance sheet at fair value.
As Catalyst is not party to any derivative transactions, the adoption did not have any effect on the results of operations or financial position of Catalyst.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Catalyst will adopt Statement No. 144 effective January 1, 2002, and we do not expect that the adoption of the Statement will have a significant impact on Catalyst's financial position or results of operations.

2.  BANK LINE OF CREDIT

Catalyst has a $5,000,000 bank line of credit. The line of credit, which is due on demand, requires monthly interest payments at rates tied to the prime rate or LIBOR and is secured by substantially all of Catalyst's assets. The line of credit expires on January 1, 2003. Borrowings on the line of credit are limited by a borrowing base related to a percentage of Catalyst's eligible investments, less outstanding amounts owed under the line of credit. No amounts were outstanding under the line of credit at December 31, 2001 or 2000 nor have there been any borrowings on the line of credit since it was established.

3.  Capital Lease Obligations and Lease Commitments

Capital lease obligations consisted of the following at December 31:


                                           2001                 2000
     -----------------------------------------------------------------
     Capital lease obligations           $148,949             $411,839
     Less current portion                (118,454)            (246,265)
                                          -------              -------
                                         $ 30,495             $165,574


Catalyst leases computer equipment and a telephone system under capital leases requiring monthly payments in varying amounts through April 2004, with effective interest rates ranging from 7.5% to 10.5%. At December 31, 2001, the gross amount of equipment recorded under capital leases and related accumulated amortization was approximately $824,000 and $673,000, respectively. At December 31, 2000, the cost and accumulated amortization of equipment recorded under capital leases were approximately $1,597,000 and $1,147,000, respectively.

Catalyst also leases its corporate office space under two operating leases that extend through January 2006. Catalyst is recognizing rent expense on a straight-line basis, which differs from the pattern of payments required by the lease. Catalyst is required to pay real estate taxes, maintenance, utilities, and insurance on the leased buildings.

At December 31, 2001, future payments under capital and operating leases with remaining terms in excess of one year were as follows:

                                    Capital Leases   Operating Leases
     ----------------------------------------------------------------
     2002                                 $127,014         $  695,426
     2003                                   28,864            646,395
     2004                                    2,516            596,919
     2005                                        -            622,157
     2006                                        -             75,794
     Thereafter                                  -                  -
                                           -------          ---------
     Total minimum lease obligations       158,394         $2,636,691
     Amounts representing interest           9,445
                                           -------
     Capital lease obligation             $148,949
                                           =======


Total rent expense, including executory costs, on all operating leases was approximately $1,369,000, $1,211,000, and $1,148,000 in 2001, 2000, and 1999,
respectively.

4.  SHAREHOLDERS' EQUITY

In September 1999, Catalyst sold 759,485 shares of its common stock to SAP America, Inc. (SAP) for $12,378,369, net of issuance costs of $532,876. In addition, Catalyst and SAP AG (the parent company of SAP) entered into a Strategic Alliance Agreement to integrate Catalyst's software products with software systems already sold by SAP and to establish a support center to help customers implement and support Catalyst's software and SAP's LES software.

In March 1996, Catalyst's board of directors authorized a repurchase program for up to 700,000 shares of its common stock from the open market. During 2001 and 2000, Catalyst repurchased 257,944 and 99,068 shares of its common stock under this program for $548,337 and $481,910, respectively. At December 31, 2001, Catalyst is authorized to repurchase an additional 108,856 shares.

5.  STOCK OPTIONS AND WARRANTS

Catalyst has three employee stock option plans (collectively, the "Employee Plans"). The 1993 Stock Option Plan, as amended, allows Catalyst to grant up to 3,000,000 incentive stock options and/or nonqualified stock options to employees. Effective December 1, 2000, the Board of Directors increased the number of shares available under the 1993 Employee Plan to 3,063,226. The 2001 Stock Option Plan allows Catalyst to grant up to 1,000,000 incentive stock options and/or nonqualified stock options to employees. The UK-Approved Stock Option Plan allows Catalyst to grant up to 500,000 nonqualified stock options to employees of its UK subsidiary.

Each option granted under the Employee Plans entitles the holder to purchase one share of common stock at the specified option price. The option term is 10 years. With certain exceptions, options vest 20% on the first anniversary of either the date of employment or the date of grant and then ratably over the following 48 months. Generally, the exercise price is equal to the market price of the underlying stock on the date of grant. For 200,000 options granted in 2001, the exercise price was $0.10 lower than the market price of the underlying stock on the date of the grant. Accordingly, compensation expense is being recorded for these options over the vesting period.

Catalyst has a 1997 Director Stock Option Plan (the "Director Plan"), whereby each director was granted options to purchase 10,000 shares of common stock on the effective date of the Director Plan and is entitled to be granted options to purchase 5,000 shares of common stock on each anniversary of the Director Plan. The exercise price of each grant is equal to the market price of Catalyst's common stock on the date of grant. The Director Plan provides for the issuance of 250,000 nonqualified stock options to directors. The options are exercisable for 10 years from the date of grant.

The following table summarizes information with respect to Catalyst's Employee and Director Plans for the three years ended December 31, 2001:

                                                 Weighted
                                                 Average         Number of
                                  Number of   Option Exercise     Options
                                   Options    Price per Share   Exercisable
---------------------------------------------------------------------------
Outstanding at December 31, 1998    1,805,097      $ 4.47         770,142
Granted                               547,086       11.82
Exercised                            (171,891)       4.49
Canceled                             (126,915)       8.62
                                    ---------       -----       ---------
Outstanding at December 31, 1999    2,053,377        6.18         967,312
Granted                               850,160        5.51
Exercised                            (261,679)       4.14
Canceled                             (391,343)      10.08
                                    ---------       -----       ---------
Outstanding at December 31, 2000    2,250,515        5.49       1,039,764
Granted                               803,825        2.89
Exercised                             (13,801)       1.39
Canceled                             (900,063)       6.13
                                    ---------       -----       ---------
Outstanding at December 31, 2001    2,140,476      $ 4.27         901,394


At December 31, 2001, 1,732,259 options were available for grant under the Employee and Director Plans. As of December 31, 2001, the range of exercise prices on outstanding options is as follows:

                                        Number of     Weighted     Number of
                                        Options        Average      Options
                                       Outstanding Exercise Price Exercisable
-----------------------------------------------------------------------------
Price range $0.10 to $3.86, weighted
 average contractual life of 7.6 years  1,355,049      $ 2.85       576,274
Price range $4.00 to $8.50, weighted
 average contractual life of 8.3 years    632,332        5.16       218,748
Price range $10.00 to $13.94, weighted
 average contractual life of 7.1 years    128,953       12.87        93,684
Price range $14.00 to $17.75, weighted
 average contractual life of 7.4 years     24,142       15.17        12,688


Catalyst has an outstanding warrant for the purchase of 10,000 shares of its common stock at $3.50 per share, the market price of the underlying stock as of the modification date in 1997. The term was extended to 10 years after the modification date, and the vesting period was reset so that the warrant vests 20% one year after the modification date and then ratably over the following 48 months.

Catalyst has reserved 3,882,735 shares of common stock at December 31, 2001, to provide for the exercise of outstanding stock options and warrants and the granting of stock options.

As permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," Catalyst has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock option plans. Had Catalyst accounted for its employee stock option plans based upon the fair value at the grant date as set forth in Statement No. 123, Catalyst's pro forma net income (loss) and pro forma income (loss) per share would have been as follows (for purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period):

                                               2001       2000        1999
----------------------------------------------------------------------------
Pro forma net income (loss)               ($19,503,766) $842,606 $(6,518,779)
Pro forma diluted income (loss) per share       $(2.45)    $0.10      $(0.89)


The weighted-average grant date option fair values used in the above pro forma disclosures were $2.31, $4.23, and $9.99 per share for 2001, 2000, and 1999 option grants, respectively.

As required by Statement No. 123, Catalyst has determined the pro forma information as if Catalyst had accounted for stock options granted since January 1, 1995, under the Statement No. 123 fair value method. For grants made prior to Catalyst becoming a public company, the minimum value method was used to estimate the fair value of the options. For grants made after Catalyst's initial public offering in November 1995, the Black-Scholes method was used. With the exception of volatility (which is ignored in the case of the minimum value method), the following weighted average assumptions were used for 2001, 2000, and 1999, respectively: risk-free interest rates of 4.5%, 6.5%, and 5.9%; dividend yields of 0%; expected common stock market price volatility factors of 1.09, 0.98, and 0.94; and a weighted average expected life of the options of five years.

6.  RETIREMENT PLAN

Catalyst sponsors an employee savings and retirement plan in which all employees over 21 years of age with one month of service are eligible to participate. Participants can elect to defer up to 15% of their compensation in accordance with Section 401(k) of the Internal Revenue Code. Catalyst, at its discretion, can match up to 100% of the employees' contributions.
Company contributions to the plan were approximately $118,000, $310,000, and $293,000 in 2001, 2000, and 1999, respectively.

7.  INCOME TAXES

The provision for income taxes consisted of the following:


Years Ended December 31,            2001             2000            1999
---------------------------------------------------------------------------
Current:
Federal                        $          -     $         -     $         -
State                                     -               -               -
Foreign                                   -               -               -
                                          -               -               -
                                -----------      ----------      ----------
 Deferred                        (7,231,000)         42,000      (2,554,000)
 Change in valuation allowance    7,231,000         (42,000)      2,554,000
                                -----------      ----------      ----------
                               $          -     $         -     $         -
                                ===========      ==========      ==========


The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:


  Years Ended December 31,               2001          2000        1999
--------------------------------------------------------------------------
  Provision (benefit) at
   U.S. statutory rate               $(6,435,000)   $599,000   $(1,908,000)
  State effect of change in
   deferred tax assets                (1,019,000)    142,000      (216,000)
  General business credits               167,000    (232,000)     (478,000)
  Change in valuation allowance        7,231,000    (566,000)    2,554,000
  Permanent differences, net              56,000      57,000        48,000
                                       ---------     -------     ---------
                                      $        -    $      -   $         -
                                       =========     =======     =========


At December 31, 2001, Catalyst had net operating loss carry forwards of approximately $27,824,000 and $27,882,000 for federal and state income tax purposes, respectively, which expire between 2008 and 2021. Of these net operating loss carry forwards, $5,839,000 were created by deductions from the exercise of nonqualified stock options from 1995 through 2001. The tax benefit realized upon the use of net operating loss carry forwards in future years related to such deductions will be credited directly to additional paid-in capital. At December 31, 2001, Catalyst had general business credit carry forwards of $1,103,000 and $329,000 for federal and state income tax purposes, respectively, which expire from 2006 through 2021. At December 31, 2001, Catalyst had $96,000 of alternative minimum tax (AMT) credits which do not expire.

Annual limitations on the use of these loss and credit carry-forwards due to changes in ownership are not expected to materially impact Catalyst.

The tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities were as follows:



  December 31,                                      2001            2000
  -------------------------------------------------------------------------
  Deferred tax assets:
  AMT and general business credits             $  1,528,000    $  1,695,000
  Net operating loss carry forwards              10,910,000       5,457,000
  Deferred revenue and accrued project costs      1,168,000          85,000
  Intangible assets                                 425,000               -
  Allowance for doubtful accounts                   352,000         464,000
  Deferred rent                                      59,000          78,000
  Accrued compensation                              427,000         136,000
  Other                                              19,000          25,000
                                                -----------     -----------
                                                 14,888,000       7,940,000
  Deferred tax liabilities:
  Depreciation                                      (56,000)       (335,000)
  Capitalized software development costs           (686,000)       (690,000)
                                                -----------     -----------
                                                   (742,000)     (1,025,000)
                                                -----------     -----------
  Net deferred tax assets                        14,146,000       6,915,000
  Valuation allowance                           (14,146,000)     (6,915,000)
                                                -----------     -----------
                                               $          -    $          -
                                                ===========     ===========


The valuation allowance at December 31, 2001 and 2000, was provided because of uncertainty based on Catalyst's historical operating results, with respect to realization of deferred tax assets.

8.  SEGMENT DISCLOSURE AND MAJOR CUSTOMERS

Catalyst operates in one industry segment. There were no sales to individual customers that exceeded 10% of revenues in 2001 or 2000. Sales to one customer in 1999 totaled 10% of revenues.

International revenues accounted for 15.8%, 15.1%, and 18.7% of total revenues in 2001, 2000, and 1999, respectively. Revenues by geographic area were as follows:


   Years Ended December 31,               2001          2000          1999
   --------------------------------------------------------------------------
   United States                      $27,355,412   $35,671,261   $32,988,868
   United Kingdom                       2,093,832     2,581,446     2,580,679
   France                                       *     1,105,902             *
   Canada                                       *             *     1,276,174
   Holland                                      *             *     1,834,100
   Countries in which revenues
    did not exceed $1 million           3,054,622     2,651,849     1,880,339
                                       ----------    ----------    ----------
                                      $32,503,866   $42,010,458   $40,560,160
                                       ==========    ==========    ==========

  *Revenues did not exceed $1 million.


9.   RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES

During 2001, there were several events that resulted in an aggregate charge of $7,623,964, which represented restructuring and other charges of $1,927,098 and asset impairment charges of $5,696,866. The former president and chief executive officer resigned in March 2001. Catalyst recorded charges aggregating $1,130,949 relating to amortization of a non-compete agreement and other expenses related to his resignation. In the third quarter of 2001, Catalyst initiated a restructuring plan and overall workforce reduction of approximately 15%. Charges of $796,149 were recorded for severance payments and outplacement services related to this workforce reduction. Catalyst also reviewed the carrying values of certain licensed technology and capitalized software development costs and recorded an impairment charge of $5,696,866 to adjust the carrying values of such assets to their estimated fair market values. All cash expense amounts were disbursed in the year ended December 31, 2001, except for approximately $183,000, which will be paid out in 2002. The obligations under the non-compete agreement are also payable in 2002.

During the third quarter of 1999, Catalyst initiated a restructuring plan to discontinue development of its Windows NT-based product and close its Orlando, Florida office. The restructuring plan was put in place due to the Strategic Alliance Agreement with SAP AG. Because of the Strategic Alliance Agreement, Catalyst made significant management changes and plans to further expand its marketing efforts to increase exposure of its UNIX WMS products and services.

Restructuring and impairment charges during the year ended December 31, 1999 amounted to $3,587,665 and included severance payments made to seven employees ($325,000); office and equipment lease cancellations ($25,000); write-off of intangible assets, including purchased software and capitalized software development costs, assembled workforce, customer list, and goodwill ($3,190,000); and other miscellaneous expenses ($48,000). All cash expense amounts were disbursed in the year ended December 31, 1999.

10.  CONTINGENCIES

On October 8, 1999, a former customer (the Claimant) instituted an arbitration proceeding against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant alleged breach of warranty and sought relief in the form of monetary damages in excess of $1.9 million. An arbitration award was issued on January 2, 2002 in favor of the Claimant in the amount of $799,840, plus interest at 5% from December 7, 2001. Catalyst filed a motion to vacate this award for non-compliance with the applicable arbitration procedures. On January 29, 2002, the Claimant filed a petition to confirm the award. At this stage in the proceedings, it is not possible to predict the probable outcome of either Catalyst's motion or the Claimant's petition. Catalyst believes that because it has adequately reserved for this matter, the outcome of this proceeding will not have a material effect on its financial position or results of operations.

Catalyst is involved in various other claims and legal matters of a routine nature which are being handled in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved claims and legal matters or the range of possible loss or recovery, we believe that these unresolved claims and legal matters will not have a material effect on our financial position or results of operations.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Catalyst International, Inc.

We have audited the accompanying consolidated balance sheets of Catalyst International, Inc. (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

                                       Ernst & Young LLP

Milwaukee, Wisconsin
February 1, 2002


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Catalyst had no changes in or disagreements with its accountants on accounting and financial disclosure in 2001.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

Catalyst incorporates by reference herein the information contained under the caption, "Election of Directors," in the Proxy Statement for the 2002 Annual Meeting of Shareholders (the Proxy Statement). Catalyst also incorporates by reference herein the information contained under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance," in the Proxy Statement.

Executive Officers

James B. Treleaven    55   President and Chief Executive Officer
John K. Gorman        47   Executive Vice President-Operations
David H. Jacobson     41   Executive Vice President-Finance and Chief
                           Financial Officer
Michael D. Pridavka   39   Executive Vice President-Sales and Marketing

Mr. Treleaven joined Catalyst on July 2, 2001 as President and Chief Executive Officer. Mr. Treleaven was elected a director of Catalyst and its wholly owned subsidiary, Catalyst WMS International Limited, on July 25, 2001. Prior to joining Catalyst, Mr. Treleaven was with Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from January 2000 to June 2001 and served as President and CEO from January 2000 to January 2001. From January 1998 to January 2000, Mr. Treleaven served as president of the Enterprise Solutions Division (formerly Dun & Bradstreet Software) at Geac Computer Corporation, a provider of mission-critical software and systems solutions, and from July 1996 to January 1998, he served as vice president of marketing at Moore Corporation, one of the world's largest suppliers of business forms and services.

Mr. Gorman has served as Executive Vice President-Operations since October 2001. Mr. Gorman joined Catalyst on September 1, 2001 as Senior Vice President-Client Services. Prior to joining Catalyst, Mr. Gorman served as senior vice president-client services at Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from February 2000 to August 2001. From December 1998 to February 2000, he served as a business unit leader for Axciom Corporation, an international provider of comprehensive information management solutions using customer, consumer and business data. From August 1989 to December 1999, Mr. Gorman served in various roles, the most recent being director-customer systems, at Moore Corporation, one of the world's largest suppliers of business forms and services.

Mr. Jacobson joined Catalyst in October 2001 as Executive Vice President-Finance and Chief Financial Officer. Prior to joining Catalyst, Mr. Jacobson served as senior vice president and chief financial officer at Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from November 2000 to September 2001 and as executive vice president and chief financial officer at Coolsavings.com from October 1998 to October 2000. From January 1996 through October 1998, Mr. Jacobson served as chief financial officer and treasurer at SMS Technology Inc., a value added packer and distributor of specialized chemical products.

Mr. Pridavka has served as Executive Vice President-Sales & Marketing since October 2001. From August 2000 to October 2001, Mr. Pridavka served as Vice President-North American Sales. Prior to joining Catalyst, Mr. Pridavka worked for Rockwell Software from October 1994 to May 2000, where he was responsible for worldwide software sales, most recently as sales manager.


Item 11.  Executive Compensation

Catalyst incorporates by reference herein the information contained under the caption "Executive Compensation" in the Proxy Statement. Catalyst also incorporates by reference herein the information contained under the caption, "Non-Employee Director Compensation," in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Catalyst incorporates by reference herein the information contained under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

Catalyst incorporates by reference herein the information contained under the caption, "Certain Relationships and Related Transactions," in the Proxy Statement.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

     The consolidated financial statements as set forth under Item 8 of this report on Form 10-K and the Exhibit Listing as set forth under Item 14(c) of this report on Form 10-K are filed as part of this report.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 2001.

(c)  Exhibit Listing

     Number  Description
      3.1    Amended and Restated Certificate of Incorporation incorporated by reference to Registration Statement 33-97522C on Form SB-2
      3.2    Amended and Restated By-Laws incorporated by reference to
             Registration Statement 33-97522C on Form SB-2
     10.1    1993 Stock Option Plan, as amended, of Catalyst USA, Inc.*
             incorporated by reference to Registration Statement 33-97522C on
             Form SB-2
     10.2    1997 Director Stock Option Plan of Catalyst International, Inc.*
             incorporated by reference to Exhibit 4.1 of Registration
             Statement 33-97522C on Form S-8 dated September 26, 1997
     10.3    Letter Agreement with Douglas B. Coder dated October 23, 1998*
             incorporated by reference to Exhibit 10.3 on Form 10-K for the period ended December 31, 2000
     10.4    Subscription Agreement among SAP America, Inc., SAP
             Aktiengesellschaft and Catalyst International, Inc. dated August
             31, 1999 incorporated by reference to Exhibit 4 on Form 8-K dated September 20, 1999
     10.5    Commercial Guaranty dated September 17, 1999 incorporated by reference to Exhibit 10.7 on Form 10-K  for the period ended
             December 31, 2000
     10.6    Letter Agreement with Douglas B. Coder dated December 3, 1999*
             incorporated by reference to Exhibit 10.9 on Form 10-K for the period ended December 31, 2000
     10.7    Letter Agreement with Michael D. Pridavka dated October 13,
             2000* incorporated by reference to Exhibit 10.13 on Form 10-K for the period ended December 31, 2000
     10.8    2001 Employee Stock Option Plan* incorporated by reference to
             Appendix B of the Proxy Statement dated March 26, 2001
     10.9    Company Share Option Scheme* incorporated by reference to
             Appendix C of the Proxy Statement dated March 26, 2001
     10.10   Separation Agreement with Sean P. McGowan dated April 2, 2001
     10.11   Employment Agreement with James B. Treleaven dated June 28,
             2001* incorporated by reference to Exhibit 10 on Form 10-Q for the period ended June 30, 2001
     10.12   Letter Agreement with David H. Jacobson dated October 1, 2001*
     10.13   Letter Agreement with John K. Gorman dated October 24, 2001*
     21      Subsidiaries of the Registrant
     23      Consent of Auditors
     99.1    Cautionary Statement Regarding Forward-Looking Information and
             Risk Factors
     ----------
     * Represents a management contract or compensation plan.

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

(d)  Financial Statement Schedule

     Valuation and Qualifying Accounts
     (in thousands)


                               Balance at  Charged to                Balance
                               beginning   costs and    Deductions    at end
     Description               of period   expense      (additions) of period
     ------------------------------------------------------------------------
     Year ended December 31, 2001
     Allowance for
      doubtful accounts          $1,185      $1,042       $1,327     $  900

     Year ended December 31, 2000
     Allowance for
      doubtful accounts           1,256         615          686      1,185

     Year ended December 31, 1999
     Allowance for
      doubtful accounts             534       2,013        1,291      1,256


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on April 1, 2002.

                                    Catalyst International, Inc.

                                    By: /s/ James B. Treleaven
                                       -------------------------------
                                       James B. Treleaven
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2002.

   /s/ Douglas B. Coder                Chairman of the Board
------------------------------
   Douglas B. Coder

   /s/ James B. Treleaven              President and Chief Executive Officer
------------------------------         (Principal Executive Officer)
   James B. Treleaven

   /s/ Roy J. Carver, Jr.              Director
------------------------------
   Roy J. Carver, Jr.

   /s/ James F. Goughenour             Director
------------------------------
   James F. Goughenour

   /s/ Terrence L. Mealy               Director
------------------------------
   Terrence L. Mealy

   /s/ David H. Jacobson               Executive Vice President and Chief
------------------------------         Financial Officer
   David H. Jacobson                   (Principal Financial and Accounting
                                       Officer)

                               EXHIBIT 10.10

       SEPARATION AGREEMENT WITH SEAN P. MCGOWAN DATED APRIL 2, 2001


                              (CONFIDENTIAL)

                               EXHIBIT 10.12

        LETTER AGREEMENT WITH DAVID H. JACOBSON DATED OCTOBER 1, 2001


                             (CONFIDENTIAL)

                               EXHIBIT 10.13

        LETTER AGREEMENT WITH JOHN K. GORMAN DATED OCTOBER 24, 2001


                             (CONFIDENTIAL)

                                EXHIBIT 21

                               SUBSIDIARIES


Name:  Catalyst WMS International Limited
Jurisdiction of Incorporation:  United Kingdom
Status:  Active and in Good Standing


Name:  Catalyst do Brasil Distribuidora de Software Ltda.
Jurisdiction of Incorporation: Brazil
Status: Active

                                EXHIBIT 23

           CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-1394) pertaining to the 1993 Stock Option Plan, as amended, of Catalyst International, Inc., in the Registration Statement (Form S-8 No. 33-97522C) pertaining to the 1997 Director Stock Option Plan of Catalyst International, Inc. and in the Registration Statement (Form S-8 No. 333-62896) pertaining to the Catalyst International, Inc. 2001 Stock Option Plan and Catalyst International, Inc. U.K. Approved Company Share Option Scheme of our report dated February 1, 2002, with respect to the consolidated financial statements and schedule of Catalyst International, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2001.

                                    ERNST & YOUNG LLP

Milwaukee, Wisconsin
March 28, 2002

                                EXHIBIT 99.1

  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

In addition to other information in this annual report on form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, and financial condition. As a results of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

             RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

WE HAVE INCURRED A SIGNIFICANT LOSS IN 2001 AND WE MAY NOT REGAIN
PROFITABILITY INTO THE FORSEEABLE FUTURE WHICH COULD CAUSE OUR STOCK PRICE TO FALL.

For the year ending December 31, 2001, we incurred a net loss of $18.9 million on declining revenues. We cannot assure you that our revenue trend will reverse itself or that we will regain profitability in the near future. Our ability to increase revenue and regain profitability will be affected by the other risks and uncertainties described in this Exhibit. Our failure to regain profitability could cause our stock price to further decline and impair our ability to finance our operations. If we execute to our business plan, we anticipate achieving break-even during the second half of 2002. However, we may not achieve this goal for a number of reasons, including:

  - continued decline in the sales of our products and services during 2002; and
  - failure to reduce expenses to sufficient levels in accordance with our newly implemented expense reduction program.

OUR FLUCTUATING OPERATING RESULTS COULD CAUSE OUR STOCK PRICE TO FALL.

Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially.

Our quarterly operating results have varied or may vary depending on a number of factors, including the following:

  -  fluctuations in demand for our products and services;
  - changes in the mix of our products and services and related margins;
  - changes in the mix of our licensing arrangements and related timing of revenue recognition;
  - the size, timing and contractual terms of licenses and sales of our products and services;
  -  customer financial constraints and credit-worthiness;
  - the current economic slowdown and recession affecting the economy generally or our industry in particular;
  - our ability to control costs, including managing planned reductions in expense levels; and
  - our ability to develop, introduce and market new products and enhancements to our existing products and services on a timely basis.

As a result of these and other factors, our revenue and operating results are difficult to predict. Because our revenue from services is largely correlated to our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. In addition, an increase or decrease in hardware sales, which provide us with lower gross margins than sales of software licenses or services, may cause variations in our quarterly operating results.

Our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations would not necessarily cause a reduction in our costs. This could result in significant quarterly losses and significant changes in our operating results from quarter to quarter and could result in quarterly losses. In addition, we incurred restructuring and severance charges of $1.9 million in fiscal 2001 as a result of our workforce reduction and other actions in response to declines in revenue. We may incur additional restructuring charges if we experience additional revenue declines. As a result of these factors, we believe that period-to-period comparisons of our revenue levels and operating results are not necessarily meaningful. You should not rely on our historical quarterly revenue and operating results to predict our future performance.

MACRO-ECONOMIC OR OTHER EXTERNAL INFLUENCES MAY AFFECT OUR PERFORMANCE.

Our business has been adversely impacted by the economic slowdown, particularly the decline in information technology spending. We expect the economic slowdown to continue to adversely impact our business for at least the next few quarters and perhaps longer and, as a result of the economic slowdown and other factors, we anticipate that total license revenues in fiscal 2002 to be comparable to fiscal 2001. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

Approximately 84% of our revenues and the vast majority of our profits and cash flows are derived within the United States. Beginning in the fourth quarter of 2000 and progressing into 2001, a declining United States economy began to adversely impact the performances of many businesses particularly within the technology sector. We are a technology company selling technology-based software products and services with total pricing, in many cases, exceeding $1.0 million. A reduction in the capital budgets of our customers and prospective customers could have an adverse impact on our ability to sell our software products and services. A prolonged recession of the U.S. economy will likely result in less capital expenditures, which may adversely impact our business and/or our ability to compete.

LENGTHENING SALES CYCLES, DEFERRALS OF ANTICIPATED ORDERS AND CHANGES IN THE SIZE AND SCOPE OF CONTRACTS WITH CUSTOMERS MAY CAUSE FLUCTUATION IN OUR OPERATING RESULTS.

Our quarterly revenues are subject to fluctuation because they depend on the sale of relatively small number of orders for our products and related services. Many of these orders are realized at the end of the quarter. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete several substantial sales in any given quarter. We have recently experienced lengthening sales cycles and deferrals of a number of anticipated orders, which we believe have been affected by general economic uncertainty and our potential customers' concerns over making significant capital expenditures in light of this uncertainty.

A customer's decision to license and implement our software products may present significant enterprise-wide implications for the customer and involve a substantial commitment of its management and resources. The period of time between initial customer contact and the purchase commitment typically ranges from six to eighteen months for our applications. Our sales cycle could extend beyond current levels as a result of lengthy evaluation and approval processes that typically accompany major initiatives or capital expenditures or other delays over which we have little or no control.

In addition, we are focused on providing more comprehensive software products and service offerings for our customers, as opposed to only licensing software. As the complexity of the problems our customers seek to solve increases, the size and scope of our contracts with customers increase, which could result in:

  -  delays in negotiating and completing contracts; and
  - contracts which vary significantly from our standard contract and which could cause differing accounting treatments for the revenue from each contract.

Any of these factors could cause our revenue to decline or fluctuate significantly in any quarter and could cause a decline in our stock price.

THE MIX OF OUR REVENUES AMONG LICENSE FEES, SERVICES AND THIRD PARTY SOFTWARE AND HARDWARE PRODUCTS MAY ADVERSELY IMPACT OUR OPERATING RESULTS.

Because service and third party software and hardware revenues have lower gross margins than license revenues, an increase in the percentage of total revenue represented by services and third party software and hardware revenues could have a detrimental impact on our overall gross margins and could adversely affect operating results. Further, the mix between services that are provided by our employees versus services provided by third-party consultants could impact gross margins. In addition, a significant portion of our revenue in any period is comprised of the resale of third-party hardware products to our customers. While revenue from hardware sales as a percentage of total revenue increased in 2001, we may not continue to see increased growth in hardware revenue in the future. If we are not able to increase our revenue from software licenses and services or maintain our hardware revenue, our ability to maintain profitability may be adversely affected.

WE MAY REQUIRE ADDITIONAL CAPITAL WHICH MAY NOT BE AVAILABLE.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development. We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Based on our current expectations, we believe we will not require additional funds beyond the next 12 months. However, if we make strategic acquisitions, if our growth rate exceeds our expectations, or if we expend significant funds to develop new or enhanced products or services, we may require additional equity or debt financing. Additional financing may not be available to us on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue or expand our business operations which could harm our business, results of operations, and financial condition.


                RISKS RELATED TO OUR BUSINESS AND INDUSTRY

WE MAY FAIL TO EXECUTE ON OUR BUSINESS PLAN WHICH MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

We could fail to execute our plan in several areas, including:

  -  failing to maintain and adhere to expense reduction programs;
  -  failing to meet our revenue goals;
  - failing to develop and introduce our products in a timely and cost efficient manner;
  -  failing to maintain referenceable accounts;
  - failing to develop and market products and services that adequately meet market requirements or achieve market acceptance;
  -  failing to manage our direct sales organization
  -  failing to manage growth of our operations;
  -  failing to maintain continuity in our executive officers;
  - failing to improve our operational, financial and management controls;
  - failing to develop the management skills of our managers and supervisors; and
  -  failing to train and motivate our employees.

If we fail to achieve our business objectives, our sales and operating results could be adversely affected.

OUR STRATEGIC PARTNER RELATIONSHIPS MAY NOT BE SUCCESSFUL, WHICH WOULD ADVERSELY AFFECT OUR REVENUE GROWTH.

We have established several strategic relationships with certain companies over the past several years, including SAP and Kewill E Commerce. When we first entered into these strategic relationships, we expected that these companies would play a very important role in the marketing of our products and service offerings. To date, we have not achieved the positive impact on our operating results that was originally expected from these strategic relationships. For example, only approximately 2% of our revenues in 2001 resulted from our SAP relationship. There is no guarantee that our strategic relationships will be successful in creating a larger market for our product offerings.

WE HAVE RECENTLY EXPERIENCED SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM AND THERE IS NO ASSURANCE THE TEAM WILL WORK TOGETHER EFFECTIVELY.

In 2001, we have completely changed our executive management team. James B. Treleaven, our Chief Executive Officer, joined us in July 2001. With one exception, all of our other present executive officers joined us after Mr. Treleaven. Our success depends on the ability of our management team to work together effectively. Our business, revenue and financial condition will be materially and adversely affected if our senior management team does not manage our company effectively or if we are unable to retain our executive management.

OUR INABILITY TO ATTRACT AND RETAIN MANAGEMENT AND OTHER KEY PERSONNEL MAY ADVERSELY AFFECT US.

Our future performance depends on the continued service of our executive and senior management, product development and sales personnel. The loss of the services of one or more of our key personnel could seriously harm our business. In addition, our success depends on our continuing ability to attract, hire, train and retain a selected number of highly skilled managerial, technical, sales, marketing and customer support personnel. Our ability to retain key employees may be difficult, given recent adverse changes in our business. Moreover, all employees receive options to purchase our stock as a part of their compensation package. To the extent that our stock price does not increase, the value of these options will be small, which could cause employees to be more likely to leave employment. In addition, new hires frequently require extensive training before they achieve desired levels of productivity. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. The cost of hiring and retaining skilled employees is high, and this reduces our profitability. Failure to attract and retain highly skilled personnel could materially and adversely affect our business.

OUR MARKET IS VERY COMPETITIVE AND WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE.

We compete in markets that are intensely competitive. The intensity of competition has increased and is expected to further increase in the future. This increased competition has resulted in price reductions and reduced gross margins, and could result in loss of market share, any one of which events could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services they offer.

We face competition from:

  - supply chain execution vendors, including, Manhattan Associates, Inc., EXE Technologies, Inc., Optum, Inc., and McHugh Software International, Inc. among others;
  - Enterprise Resource Planning ("ERP") or Supply Chain Management ("SCM") application vendors that offer varying degrees of warehouse management functionality or modules of their product suites, such as ReTek, JD Edwards or SAP;
  - the corporate information technology departments of potential customers capable of internally developing software products; and
  - smaller independent companies that have developed or are attempting to develop warehouse management software.

We may face competition in the future from business application software vendors that may broaden their product offerings by developing or acquiring warehouse management software. ERP and SCM vendors have a large number of strong customer relationships, which could provide a significant competitive advantage. New competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Many of our current or potential future competitors have longer operating histories, greater financial, technical, marketing and other resources, greater name recognition, and a larger installed base of customers than we do. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

To be successful, we must continue to produce products based on the leading technology in our market. If we cannot maintain our technological leadership or assemble the development, marketing, sales and customer service resources to meet any competitive threat, we may lose market share and suffer reductions in sales prices and gross margins. Each of these developments could materially and adversely affect our growth and operating performance.

IF THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES FAILS TO KEEP PACE WITH OUR INDUSTRY'S RAPID EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED.

The markets for supply chain management software products and services are subject to rapid technological change, changing client needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. A substantial portion of our revenue comes from the sale of our flagship product, CatalystCommand and related services and third party products. We expect this pattern to continue. Accordingly, our future operating results will depend on the demand for CatalystCommand by future customers, including new and enhanced releases that are subsequently introduced.

Our growth and future operating results will depend, in part, upon our ability to enhance our existing applications and develop and introduce new applications or capabilities that:

     -     meet or exceed technological advances in the marketplace;
     -     meet changing client requirements;
     -     comply with changing industry standards;
     -     achieve market acceptance;
     -     integrate third-party products effectively; and
     -     respond to competitive offerings.

In addition, we may not successfully identify new software opportunities or develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing clients and fail to attract new clients, which may adversely affect our performance.

Our existing products could be rendered obsolete if we fail to continue to advance our technology. We believe that our future success will depend upon our ability to continue to enhance our current product line while we concurrently develop and introduce new products that keep pace with competitive and technological developments. These developments require us to continue to make substantial product development investments. Although we are presently developing a number of product enhancements to our product suite, we cannot assure you that these enhancements will be completed on a timely basis or gain customer acceptance.

OUR SOFTWARE MAY CONTAIN UNDETECTED ERRORS OR "BUGS" RESULTING IN HARM TO OUR REPUTATION AND OPERATING RESULTS.

Software products as complex as those offered by us might contain undetected errors or failures when first introduced or when new versions are released. This may result in loss of, or delay in, market acceptance of our products. Our software products are frequently integrated with third-party software, which may also contain errors. We cannot assure you, despite testing by us and by current and prospective customers, that errors will not be found in our products or product enhancements after commercial release. Any errors found may cause substantial harm to our reputation and result in additional unplanned expenses to remedy any defects, as well as a loss in revenue. Errors and failures in our products could result in the loss of customers and market share or delay in market adoption of our applications, and alleviating these errors and failures could require us to expend significant capital and other resources. The consequences of these errors and failures could materially and adversely affect our business, results of operations and financial condition. In addition, if our products fail to function as required, we may be subject to claims for substantial damages. Courts may not enforce provisions in our contracts that would limit our liability or otherwise protect us from liability for damages. Although we maintain general liability insurance coverage, including coverage for errors or omissions, this coverage may not continue to be available on reasonable terms or in sufficient amounts to cover claims against us.

WE HAVE LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS AND MAY POTENTIALLY INFRINGE THIRD PARTY INTELLECTUAL PROPERTY RIGHTS.

We rely on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. Despite our efforts to protect our proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection. In addition, the laws of certain foreign countries do not protect our rights to the same extent as do the laws of the United States. Any infringement of our proprietary rights could negatively impact our future operating results. Furthermore, policing the unauthorized use of our products is difficult and litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and could negatively impact our future operating results.

It is possible that third parties will claim that we have infringed their current or future products. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays, or require us to enter into royalty or licensing agreements, any of which could negatively impact our operating results. We cannot assure you that these royalty or licensing agreements, if required, would be available on terms acceptable to us, if at all. We cannot assure you that legal action claiming patent infringement will not be commenced against us, or that we would prevail in litigation given the complex technical issues and inherent uncertainties in patent litigation. If a claim against us were successful and we could not obtain a license on acceptable terms or license a substitute technology or redesign to avoid infringement, we may be prevented from distributing our software or caused to incur significant expense and delay in developing non-infringing software. In addition, any successful claim of infringement would result in liability for actual damages, attorneys' fees and costs and potentially treble damages, if appropriate.

IF WE CANNOT INTEGRATE ACQUIRED COMPANIES WITH OUR BUSINESS, OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

As part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that may complement or expand our business. If we identify an appropriate acquisition opportunity, we may not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may not be able to select, manage or absorb any future acquisitions successfully, particularly acquisitions of large companies. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may use a substantial portion of our available cash to make an acquisition. On the other hand, if we make acquisitions through an exchange of our securities, our stockholders could suffer dilution. In addition, any particular acquisition, even if successfully completed, may not ultimately benefit our business.

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

We have committed resources to the opening and integration of additional international sales and support channels. Our efforts to develop and expand international sales and support channels may not be successful. International operations are subject to many risks, including the following:

  -  difficulties in managing international value added resellers;
  - difficulties and expenses associated with complying with a variety of foreign laws and unexpected changes in regulatory requirements;
  - longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
  - increased transactions costs related to sales transactions conducted outside the U.S.;
  - reduced protection of intellectual property rights and increased risk of piracy;
  - differing technology standards, translations, and localization standards; and
  -  political and economic instability abroad.

                  RISKS RELATED TO AN INVESTMENT IN OUR STOCK

OUR STOCK PRICE IS HIGHLY VOLATILE AND HAS LIMITED LIQUIDITY.

The trading price of our common stock has fluctuated significantly since our initial public offering in November 1995 and could continue to be subject to wide fluctuations in response to various factors, including:

  -  variations in our quarterly operating results;
  - changes in analysts' estimates of our performance or industry performance;
  -  changes in market valuations of similar companies;
  -  weakening economic conditions;
  - conditions or trends in the market for supply chain software products and service offerings;
  -  speculation in the press or investment community;
  - strategic actions by our competitors, such as acquisitions, announcements of new products or service enhancements, technological innovations, or significant business initiatives;
  - fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software companies; and
  -  other events or factors that may be beyond our control.

In addition, the stock market has experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock.

The size of our public float limits the liquidity of our stock, or the ability of investors to purchase or sell our stock quickly. The liquidity could deter some investors from purchasing our stock and could also lead to increased volatility in our stock price.


SUBSTANTIAL CONTROL BY DIRECTORS, EXECUTIVE OFFICERS, AND AFFILIATES CONTROL THE COMPANY'S AFFAIRS AND POLICIES.

Our directors, executive officers and greater-than 5% shareholders together control approximately 60% of our outstanding common stock. As a result, these shareholders, if they act together, are able to influence the management and affairs of our company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of the common stock.

OUR CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW MAY INHIBIT A TAKEOVER OF OUR COMPANY.

Our certificate of incorporation and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of us. For example, our certificate of incorporation provide for a classified board of directors and allow our board of directors to expand its size and fill any vacancies without stockholder approval. In addition, our certificate of incorporation requires a two-thirds vote of stockholders to remove a director from office and then only for cause. Certain of these provisions: (a) allow the board of directors to issue preferred stock with rights senior to those of the common stock and to designate certain other preferences with respect to such shares without any further vote or action by the stockholders, (b) eliminate the right of stockholders to act by written consent, (c) make it more difficult for stockholders to remove directors or to elect a majority of the board of directors, (d) eliminate cumulative voting, and (e) impose various procedure and other requirements which could make it more difficult for stockholders to effect certain corporate actions. A shareholder may consider any or all of these provisions to be disadvantageous.