Form 10-K/A
period 2001-12-31
CATALYST INTERNATIONAL INC
filed 2002-04-09
CIK 915508

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                      __________________________________

                                  FORM 10-K/A
                                Amendment No. 1


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

                               EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed solely to file certain exhibits that were not included in the original filing. The remaining portions of the original Form 10-K are not being amended.

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

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on April 9, 2002.

                                    Catalyst International, Inc.

                                    By: /s/ James B. Treleaven
                                       -------------------------------
                                       James B. Treleaven
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 9, 2002.


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

                             INDEX TO EXHIBITS

     Exhibit
     Number  Description
     ------  -----------
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