Form 10-Q
period 2002-03-31
CATALYST INTERNATIONAL INC
filed 2002-05-14
CIK 915508

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

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

  Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of May 13, 2002, 7,794,469 shares of the registrant's common stock were outstanding.


                         CATALYST INTERNATIONAL, INC.

                                  FORM 10-Q

                For The Quarterly Period Ended March 31, 2002

                                     INDEX

                                                                     Page No.
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                             3

         Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                             3

         Consolidated Statements of Operations -
         Three months ended March 31, 2002 and 2001                    5

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2002 and 2001                    6

         Notes to Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                  14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                            14

Item 6.  Exhibits and Reports on Form 8-K                             14

Signatures                                                            15






                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 2

PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


                          CATALYST INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                    March 31,     Dec. 31,
                                                       2002         2001
                                                   -----------  -----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $  7,238     $  7,906
Accounts receivable                                    8,041        8,950
Prepaid expenses and other                             1,310          651
                                                    --------     --------
    Total Current Assets                              16,589       17,507
                                                    --------     --------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS:
Computer hardware and software                         7,104        7,170
Office equipment                                       2,358        2,372
Leasehold improvements                                   964          967
                                                    --------     --------
                                                      10,426       10,509
Less accumulated depreciation                          7,593        7,388
                                                    --------     --------
    Total Equipment and Leasehold Improvements         2,833        3,121
                                                    --------     --------

Capitalized software development costs, net
  of accumulated amortization of $595 and
  $479 in 2002 and 2001, respectively                  2,115        1,748
Intangible assets, net of accumulated
  amortization of $2,207 in 2002 and $1,950
  in 2001                                              1,425        1,515
                                                    --------     --------
    Total Assets                                    $ 22,962     $ 23,891
                                                    ========     ========


See accompanying notes.

Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 3


                          CATALYST INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                    March 31,     Dec. 31,
                                                       2002         2001
                                                   -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $  4,681     $  3,606
Accrued liabilities                                    1,276        1,348
Accrued legal and professional fees                    1,559        1,583
Accrued non-compete obligation                         1,090        1,090
Deferred revenues                                      8,080        8,207
Current portion of capital lease obligations              84          119
                                                    --------     --------
    Total Current Liabilities                         16,770       15,953
                                                    --------     --------

NONCURRENT LIABILITIES:
Capital lease obligations                                 30           30
Deferred revenues                                      1,558        1,566
Deferred rent                                            139          151
                                                    --------     --------
    Total Noncurrent Liabilities                       1,727        1,747

SHAREHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 2,000,000
  shares authorized; none issued or outstanding            -            -
Common stock, $0.10 par value; 25,000,000 shares
  authorized; shares issued: 9,214,744 in 2002
  and 9,214,744 in 2001                                  921          921
Additional paid-in capital                            43,687       43,686
Accumulated deficit                                  (34,349)     (32,622)
Treasury stock, at cost - 1,420,275 shares of
  common stock in 2002 and 2001                       (5,794)      (5,794)
                                                    --------     --------
    Total Shareholders' Equity                         4,465        6,191
                                                    --------     --------
    Total Liabilities and Shareholders' Equity       $22,962      $23,891
                                                    ========     ========

See accompanying notes.

Note: The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 4


                          CATALYST INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (in thousands, except share and per share data)
                                  (unaudited)

                                                     Three months ended
                                                          March 31,
                                                      2002         2001
                                                   -----------  -----------
REVENUES:
Software                                            $  1,149     $  1,049
Services and post-contract customer support            5,401        5,907
Hardware                                               1,618        1,332
                                                    --------     --------
Total Revenues                                         8,168        8,288
                                                    --------     --------

COST OF REVENUES:
Cost of software                                         182          236
Cost of services and post-contract customer support    3,695        4,547
Cost of hardware                                       1,430        1,059
                                                    --------     --------
Total Cost of Revenues                                 5,307        5,842
                                                    --------     --------

Gross Margin                                           2,861        2,446

OPERATING EXPENSES:
Product development                                    1,327        1,188
Sales and marketing                                    2,059        2,492
General and administrative                             1,001        2,749
Restructuring and other charges                          193          451
                                                    --------     --------
Total Operating Expenses                               4,580        6,880
                                                    --------     --------

Loss From Operations                                  (1,719)      (4,434)

OTHER INCOME (EXPENSE):
Interest expense                                          (3)          (8)
Investment income                                         25          257
Miscellaneous, net (expense)                             (30)         (27)
                                                    --------     --------
Total Other Income (Expense), Net                         (8)         222
                                                    --------     --------

Net Loss                                           ($  1,727)   ($  4,212)
                                                    ========     ========

Basic and diluted loss per share                     ($ 0.22)     ($ 0.52)

Shares used in computing net loss per share            7,794        8,040


See accompanying notes.


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 5


                          CATALYST INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                     Three months ended
                                                          March 31,
                                                      2002         2001
                                                   -----------  -----------
OPERATING ACTIVITIES:
Net loss                                            $ (1,727)    $ (4,212)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation                                           331          366
  Amortization                                           373          386
  Compensation expense on stock options                    1            -
  Loss on disposal of equipment
    and leasehold improvements                            13           14
  Changes in operating assets and liabilities:
    Accounts receivable                                  909         (821)
    Prepaid expenses and other                          (659)        (398)
    Accounts payable                                   1,075          312
    Accrued liabilities                                  (96)         117
    Deferred revenues                                   (135)       4,813
    Deferred rent                                        (12)         (11)
                                                    --------     --------
Total adjustments                                      1,800        4,778
                                                    --------     --------
Net cash provided by operating activities                 73          566

INVESTING ACTIVITIES:
Capital expenditures                                     (56)        (468)
Capitalized software development costs                  (483)        (380)
Purchase of licensed technology                         (167)      (7,500)
Proceeds from sale of equipment                            -           69
Proceeds from sale of internal use software                -          917
                                                    --------     --------
Net cash used in investing activities                   (706)      (7,362)

FINANCING ACTIVITIES:
Payments on capital lease obligations                    (35)         (63)
Proceeds from exercise of stock options                    -           14
                                                    --------     --------
Net cash used in financing activities                    (35)         (49)
                                                    --------     --------
Net decrease in cash and cash equivalents               (668)      (6,845)

Cash and cash equivalents at beginning of period       7,906       21,200
                                                    --------     --------
Cash and cash equivalents at end of period          $  7,238     $ 14,355
                                                    ========     ========
SUPPLEMENTAL DISCLOSURE:
 Cash paid for interest                                    3            8


NONCASH INVESTING AND FINANCING ACTIVITIES:
  During the first quarter of 2001, we entered into a non-compete agreement for $1,090.

See accompanying notes.


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 6

                          CATALYST INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                 (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.  NET LOSS PER SHARE OF COMMON STOCK

Catalyst International, Inc. ("Catalyst" or "we" or "our") has presented net loss per share in accordance with Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations. The numerator for the calculation of basic and diluted loss per share is net loss in each period.

                                                     Three months ended
                                                           March 31,
                                                       2002         2001
                                                   -----------  -----------
                                                       (in thousands)
DENOMINATOR
Denominator for basic loss per share -
weighted average common shares                        7,794        8,040

Effect of dilutive securities - stock
options and warrants                                      -            -
                                                      -----        -----
Denominator for diluted loss per share                7,794        8,040
                                                      =====        =====


3.  CONTINGENCIES

On October 8, 1999, a former customer (the Claimant) instituted an arbitration proceeding against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant alleged breach of warranty and sought relief in the form of monetary damages in excess of $1.9 million. An arbitration award was issued on January 2, 2002 in favor of the Claimant for approximately $800,000, plus interest at 5% from December 7, 2001. Catalyst filed a motion to vacate this award for non-compliance with the applicable arbitration procedures. On January 29, 2002, the Claimant filed a petition to confirm the award. It is believed that the Court could make a ruling on this matter during the second half of 2002. At this point in time, it is not possible to predict the probable outcome of this proceeding. Catalyst believes that because it has adequately reserved for this matter, the outcome of this proceeding will not have a material effect on our results of operations.

Catalyst is involved in various other claims and legal matters of a routine nature which are being handled in the ordinary course of business. Although it is not possible to predict with certainty the outcome of


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 7
these unresolved claims and legal matters or the range of possible loss or recovery, we believe that these unresolved claims and legal matters will not have a material effect on our financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed decisions. This document contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "estimate," "intend," "expect," "believe" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. These forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, the factors identified in Exhibit 99.1 of Catalyst's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

Services

Arrangements that include professional services are evaluated to determine whether those services are for modification of the software product or for the normal implementation of Catalyst software products. When professional services are considered part of the normal implementation process, revenue is recognized monthly as these services are invoiced. When professional services are for a modification of the software itself, an evaluation is made to determine if the modification requires more than 50 person-


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 8
days of work. If the modification is estimated to exceed 50 days, revenue is recognized using contract accounting on a percentage completion method with progress to completion measured based upon labor time expended. When the modification is estimated to be fewer than 50 days, revenue is recognized as invoiced.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize reserves for bad debts based on the length of time the receivables are past due ranging from 5% to 100% for amounts more than 120 days past due for which a corresponding deferred revenue does not exist. Specific customer reserves are based upon our assessment of deviations in historical payment trends, the age of the account, and ongoing communications with our customers by both the finance and sales departments. For amounts less than 120 days past due, a small percentage is typically reserved based upon our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer's ability to meet its financial obligations), our estimates of the recoverability of amounts due us could be reduced by a material amount.

LEGAL ACCRUALS

As discussed in Note 3 of our consolidated financial statements, as of March 31, 2002, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer. This estimate has been developed in consultation with outside counsel. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

IMPAIRMENT CHARGES

We review our long-lived assets for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. In the year ended December 31, 2001, we reviewed the carrying values of certain licensed technology and capitalized


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 9
software development costs and recorded an impairment charge to adjust the carrying values of such assets to their estimated fair market values.

REVENUE
-------

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales. Total revenues for the first quarter of 2002 were $8.2 million, which represented a slight decrease compared to first quarter 2001 total revenues of $8.3 million. The decrease in total revenues for the three-month period was due primarily to a decrease in services revenue.

International revenues were $1.4 million in the first quarter of 2002 compared to $1.5 million in the first quarter of 2001. International revenues represented 16.8% of total revenues for the first quarter of 2002 compared to 18.6% in the same period of 2001.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand(tm), related add-on products, and relational database management systems. Software license fees in the first quarter of 2002 were $1.1 million, representing an increase of 9.5% compared to the first quarter of 2001 software license fees of $1.0 million. This slight increase was primarily attributable to a number of add-on licenses sold in 2002.

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

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased 8.6% to $5.4 million in the first quarter of 2002 from $5.9 million in the first quarter of 2001. The components of services and PCS revenues as a percentage of total revenues in the first quarter of 2002 were 18.9% for software modifications, 16.5% for professional services, and 30.7% for PCS agreements compared with 19.3%, 27.1%, and 25.0%, respectively, in the first quarter of 2001. Services and PCS revenues decreased in the first quarter of 2002 due to fewer new customer contracts signed in the third and fourth quarters of 2001, which resulted in fewer projects requiring software modifications and professional services.

Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer. We believe that future modification revenues as a percentage of total revenues could decrease due to increased


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 10
functionality of newer releases of CatalystCommand; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

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

Customers typically enter into an agreement for PCS at the time they license our software and, once installed, pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. We believe that PCS revenues should increase as existing PCS agreements are renewed and additional license agreements are sold but should remain relatively constant as a percentage of total revenues.

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sold to its customers on behalf of hardware and other equipment manufacturers. Hardware purchases by customers may vary significantly from period to period and may depend on the customers' own purchasing power. Hardware revenues increased to $1.6 million in the first quarter of 2002 from $1.3 million in the same period of 2001. The increase in hardware revenue was due to an increase in hardware sales to existing customers.

OPERATING EXPENSE
-----------------

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs. In the first quarter of 2002, cost of software decreased to $182,000 compared to $236,000 in the same period of 2001 due to a decrease in third-party software sales. We expect that the cost of third-party software may remain relatively constant as a percentage of related third-party software revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. The cost of services and PCS decreased to $3.7 million in the first quarter of 2002 from $4.5 million for the first quarter of 2001. The cost of services and PCS decreased due primarily to decreased personnel costs. As a percentage of services and PCS revenues, the cost of services and PCS decreased to 68.4% of related revenues for the first quarter of 2002 from 77.0% for the first quarter of 2001. We believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new customer contracts signed in 2002.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers. We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware in the first quarter of 2002 was $1.4 million compared to $1.1 million in the first quarter of 2001. The increase in cost for the first quarter of 2002 was attributable to the increase in sales of


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 11
hardware. We anticipate that cost of hardware, as a percentage of hardware revenues, should remain relatively constant.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs as a percentage of total revenues for the first quarter of 2002 increased to 16.2% from 14.3% in the first quarter of 2001. We believe that product development costs may increase in the future as more resources are devoted to existing and anticipated new product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues for the first quarter of 2002 decreased to 25.2% from 30.1% in the first quarter of 2001. The decrease in sales and marketing expense for the current quarter was due primarily to a reduction in marketing personnel and improved cost control measures.

Sales and marketing expenses decreased to $2.1 million in the first quarter of 2002 from $2.5 million in the first quarter of 2001. We believe that sales and marketing expenses may increase in the future due to the anticipated expansion of the sales and marketing teams.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel. General and administrative expenses as a percentage of total revenues were 12.3% for the first quarter of 2002 and 33.2% for the first quarter of 2001. General and administrative expenses decreased to $1 million in the first quarter of 2002 from $2.7 million in the first quarter of 2001. General and administrative expenses decreased due primarily to a reduction in bad debt and legal expense. We anticipate that general and administrative expenses may decrease in the future as a percentage of total revenues.

Restructuring and Other Charges

Restructuring and other charges consist primarily of separation costs. Restructuring and other charges decreased to $193,000 in the first quarter of 2002 from $451,000 for the first quarter of 2001. The decrease was due to separation costs incurred in 2001 for the former chief executive officer.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES
--------------------------------------------------------------------

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. We expect that other income and expense may decrease in the future as interest income decreases due to lower invested cash balances and an anticipated decline in interest rates.


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 12

Income Tax Expense

No federal or state tax expense was recorded for the quarters ended March 31, 2002 and 2001 due to our federal and state net operating loss position. No deferred tax credit was recorded in the quarters ended March 31, 2002 and 2001 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $73,000 for the three months ended March 31, 2002, compared to $566,000 during the three months ended March 31, 2001.

Cash used in investing activities was $706,000 during the three months ended March 31, 2002 compared to $7.4 million during the three months ended March 31, 2001. The decrease was due primarily to the reduction in purchases of licensed technology products.

Net cash used in financing activities was $35,000 and $49,000 at March 31, 2002 and March 31, 2002, respectively. The decrease was due primarily to lower capital lease obligations.

As of March 31, 2002, we had $7.2 million in cash and cash equivalents and negative working capital of $181,000. Cash and cash equivalents consist primarily of investments in money market funds and commercial paper. We have a $5.0 million line of credit (the Revolving Credit Facility) with Bank One, Milwaukee, Wisconsin. The Revolving Credit Facility bears interest at the prime rate or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires on January 1, 2003. Borrowings on the Revolving Credit Facility are limited by a borrowing base related to a percentage of our eligible cash and cash equivalents, less outstanding amounts owed to Bank One. As of March 31, 2002, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established. We are currently in the process of securing a more favorable asset based credit facility, which we believe will allow us access to additional liquidity.

Accounts receivable was $8.0 million as of March 31, 2002. This compares to $9.0 million at December 31, 2001. The decrease from December 31, 2001 was due to increased collection efforts. At March 31, 2002, we had a reserve for doubtful accounts of $750,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development. We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least December 31, 2002. However, any projections of future cash needs and cash flows are subject to uncertainty. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from customers and the timing and amounts of expenditures on new and enhanced products and services.

If current cash, cash equivalents, and projected available borrowings under the planned asset based credit facility are deemed insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities. Moreover, we may determine to sell additional equity or debt for the purpose of further enhancing our cash resources. In addition, we will, from time to time, consider the acquisition of or investment in complimentary businesses, products, services, and technologies, which might impact our


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 13
liquidity requirements or cause us to issue equity or debt securities. There can be no assurance that financing will be available in amounts acceptable to us, or at all.

We have never paid cash dividends on our common stock. Our policy has been to retain cash from operations to provide funds for the operation and expansion of our business. Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Catalyst does not believe it has material exposure to market risk with respect to any of its investments as we do not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds and commercial paper. The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both March 31, 2002 and December 31, 2001. There were no realized gains or losses in the periods ended March 31, 2002 and 2001.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 3 to our consolidated financial statements as of March 31, 2002 for information regarding legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

No exhibits are being filed with this report for the first quarter of 2002.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2002.


                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 14

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CATALYST INTERNATIONAL, INC.

   Dated:  May 14, 2002           By:  /s/ James B. Treleaven
                                     -------------------------------
                                     James B. Treleaven
                                     President and Chief Executive Officer

                                     Signing on behalf of the registrant and
                                     as principal executive officer.

   Dated:  May 14, 2002           By:  /s/ David H. Jacobson
                                     -------------------------------
                                     David H. Jacobson
                                     Executive Vice President and
                                     Chief Financial Officer

                                     Signing on behalf of the registrant and
                                     as principal financial officer.











                           Catalyst International, Inc.
                  Form 10-Q for the period ended March 31, 2002
                                     Page 15