Form 10-Q
period 2002-06-30
CATALYST INTERNATIONAL INC
filed 2002-08-15
CIK 915508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

 TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

Delaware

39-1415889

(State of Incorporation)

(I.R.S. ID)

8989 North Deerwood Drive, Milwaukee, Wisconsin 53223

(414) 362-6800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

As of August 8, 2002, 7,794,636 shares of the registrant’s common stock were outstanding.

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2002

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Consolidated Balance Sheets – June 30, 2002 and December 31, 2001

3

Consolidated Statements of Operations – Three months ended

June 30, 2002 and 2001

5

Consolidated Statements of Operations – Six months ended

June 30, 2002 and 2001

6

Consolidated Statements of Cash Flows – Six months ended

June 30, 2002 and 2001

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

15

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 4.

Submissions of Matter to a Vote of Stockholders

16

Item 6.

Exhibits and Reports on Form 8-K

16

Signatures

17

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

June 30,

December 31,

2002

2001

Assets

Current Assets:

Cash and cash equivalents

$  6,048

$  7,906

Accounts receivable

5,232

8,950

Prepaid expenses and other

   1,497

      651

Total Current Assets

 12,777

 17,507

Equipment and Leasehold Improvements:

Computer hardware and software

7,075

7,170

Office equipment

2,370

2,372

Leasehold improvements

     974

    967

10,419

10,509

Less accumulated depreciation

 (7,862)

 (7,388)

Total Equipment and Leasehold Improvements

2,557

3,121

Capitalized software development costs, net of

  accumulated amortization of $734 in 2002 and $479

  in 2001

2,413

1,748

Intangible assets, net of accumulated

  amortization of $2,466 in 2002 and $1,950 in 2001

   1,179

   1,515

Total Assets

$18,926

$23,891

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

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

June 30,

December 31,

2002

2001

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable

$  3,626

   $ 3,606

Accrued liabilities

1,486

  1,348

Accrued legal and professional fees

1,581

1,583

Accrued non-compete obligation

1,090

1,090

Deferred revenues

6,555

8,207

Current portion of capital lease obligations

        57

      119

Total Current Liabilities

 14,395

 15,953

Noncurrent Liabilities:

Capital lease obligations

30

30

Deferred revenues

1,565

1,566

Deferred rent

     126

      151

Total Noncurrent Liabilities

1,721

1,747

Shareholders’ Equity:

Preferred stock, $0.01 par value; 2,000,000

  shares authorized; none issued or outstanding

-

-

Common stock, $0.10 par value; 25,000,000 shares

  authorized; shares issued: 9,214,911 in 2002 and 2001

921

 921

Additional paid-in capital

43,688

  43,686

Accumulated deficit

(36,005)

(32,622)

Treasury stock, at cost - 1,420,275 shares of

  common stock in 2002 and 2001

  (5,794)

  (5,794)

Total Shareholders’ Equity

   2,810

   6,191

Total Liabilities and Shareholders’ Equity

$18,926

 $23,891

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

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

Three Months Ended June 30,

2002

2001

Revenues:

Software

$  1,151

 $    370

Services and post-contract customer support

5,650

6,317

Hardware

1,889

1,113

Total Revenues

8,690

7,800

Cost of Revenues:

Cost of software

511

178

Cost of services and post-contract customer support

3,680

4,578

Cost of hardware

    1,486

       999

Total Cost of Revenues

    5,677

    5,755

Gross Margin

3,013

2,045

Operating Expenses:

Product development

1,018

 1,458

Sales and marketing

2,392

2,489

General and administrative

1,094

1,806

Separation costs

       210

       257

Total Operating Expenses

    4,714

    6,010

Loss From Operations

(1,701)

(3,965)

Other Income (Expense):

Interest expense

(3)

(8)

Investment income

26

159

Miscellaneous, net

         22

        (39)

Total Other Income, Net

         45

       112

Net Loss

($  1,656)

($  3,853)

Basic and diluted loss per share

($0.21)

($ 0.48)

Shares used in computing net loss per share

7,795

8,020

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

Six Months Ended June 30,

2002

2001

Revenues:

Software

$  2,300

 $  1,419

Services and post-contract customer support

11,051

12,224

Hardware

    3,507

    2,445

Total Revenues

  16,858

  16,088

Cost of Revenues:

Cost of software

693

414

Cost of services and post-contract customer support

7,375

9,125

Cost of hardware

    2,916

    2,058

Total Cost of Revenues

  10,984

  11,597

Gross Margin

5,874

4,491

Operating Expenses:

Product development

2,345

 2,646

Sales and marketing

4,451

4,981

General and administrative

2,095

4,555

Separation costs

       403

       708

Total Operating Expenses

    9,294

  12,890

Loss From Operations

(3,420)

(8,399)

Other Income (Expense):

Interest expense

(6)

(16)

Investment income

51

416

Miscellaneous, net

          (8)

        (66)

Total Other Income, Net

         37

       334

Net Loss

($  3,383)

 ($  8,065)

Basic and diluted loss per share

($ 0.42)

($ 1.00)

Shares used in computing net loss per share

7,795

8,030

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Six Months Ended June 30,

2002

2001

Operating Activities:

Net loss

$ (3,383)

$ (8,065)

Adjustments to reconcile net loss to net

 cash used in operating activities:

  Depreciation

649

832

  Amortization

771

1,050

  Compensation expense on stock options

2

-

  Loss on disposal of equipment

    and leasehold improvements

31

37

  Changes in operating assets and liabilities:

    Accounts receivable

3,718

2,517

    Prepaid expenses and other

(846)

(126)

    Accounts payable

20

(1,145)

    Accrued liabilities

136

153

    Deferred revenues

(1,653)

4,708

    Deferred rent

        (25)

        (24)

Total adjustments

    2,803

    8,002

Net cash used in operating activities

(580)

(63)

Investing Activities:

Capital expenditures

(117)

(788)

Capitalized software development costs

(920)

(616)

Purchase of licensed technology

(180)

(7,500)

Proceeds from sale of equipment

1

8

Proceeds from sale of internal use software

         -

      917

Net cash used in investing activities

(1,216)

(7,979)

Financing Activities:

Payments on capital lease obligations

(62)

(129)

Proceeds from exercise of stock options

-

18

Purchase of treasury stock

           -

     (202)

Net cash used in financing activities

        (62)

     (313)

Net decrease in cash and cash equivalents

(1,858)

(8,355)

Cash and cash equivalents at beginning of period

    7,906

  21,200

Cash and cash equivalents at end of period

$   6,048

$ 12,845

Supplemental Disclosure:

 Cash paid for interest

6

16

Noncash investing and financing activities:

During the first quarter of 2001, we entered into a non-compete agreement for $1,090.

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2002

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.  Net Loss Per Share of Common Stock

Catalyst International, Inc. (“Catalyst” or “we” or “our”) has presented net loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”  The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations.  The numerator for the calculation of basic and diluted loss per share is net loss in each period.

(in thousands)

For the

For the

Three Months

Six Months

Ended June 30,

Ended June 30,

2002

2001

2002

2001

DENOMINATOR

Denominator for basic loss per share –

  weighted average common shares

7,795

8,020

7,795

8,030

Effect of dilutive securities – stock

  options and warrants

       -

       -

       -

      -

Denominator for diluted loss per share

7,795

8,020

7,795

8,030

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed decisions.  This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate,” “estimate,” “intend,” “expect,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.  These forward-looking statements are based on management’s present expectations about future events.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances.  Our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that may cause such a difference include, but are not limited to, the factors identified in Exhibit 99.1 of Catalyst’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  The Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize reserves for bad debts based on the length of time the receivables are past due ranging from 5% to 100% for amounts more than 120 days past due for which a corresponding deferred revenue does not exist.  Specific customer reserves are based upon our assessment of deviations in historical payment trends, the age of the account, and ongoing communications with our customers by both the finance and sales departments.  For amounts less than 120 days past due, a small percentage is typically reserved based upon our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Legal Accruals

As discussed in Note 3 of our consolidated financial statements, as of June 30, 2002, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer.  This estimate has been developed in consultation with outside counsel.  To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

Impairment Charges

We review our long-lived assets for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. In the year ended December 31, 2001, we reviewed the carrying values of certain licensed technology and capitalized software development costs and recorded an impairment charge of $5.7 million to adjust the carrying values of such assets to their estimated fair market values.

REVENUE

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales.  Total revenues for the second quarter of 2002 were $8.7 million, which represented an 11.4% increase over second quarter of 2001 total revenues of $7.8 million.  For the first six months of 2002, total revenues were $16.9 million, up 4.8% compared to 2001 total revenues of $16.1 million for the same period.  The increase in total revenues for the three- and six-month periods was due primarily to an increase in software and hardware revenue as discussed below.

International revenues were $756,000 in the second quarter of 2002 compared to $1.2 million in the second quarter of 2001.  International revenues represented 8.7% of total revenues for the second quarter of 2002 compared to 15.0% in the same period of 2001.  International revenues were $2.1 million and $2.7 million for the six-month periods ended June 30, 2002 and 2001, respectively.  We expect that international revenues should increase due to recent investments in international sales and marketing.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems.  Software license fees in the second quarter of 2002 were $1.2 million, representing an increase of 211.1% compared to the second quarter of 2001 software license fees of $370,000.  Software license fees were $2.3 million and $1.4 million for the six-month periods ended June 30, 2002 and 2001, respectively.  These increases were primarily attributable to higher value license fees and an increase in third party software sales.

Our quarterly revenues are subject to fluctuation because they depend on the sale of a relatively small number of orders for our products and related services.  Many of these orders are realized at the end of the quarter.  As a result, our quarterly operating results may fluctuate significantly if we are unable to complete several substantial sales in any given quarter.  We have recently experienced lengthening sales cycles and deferrals of a number of anticipated orders, which we believe have been affected by general economic uncertainty and our potential customers’ concerns over making significant capital expenditures in light of this uncertainty.

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

Catalyst follows the software revenue recognition practices set forth in Statement of Position (SOP) 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants.  For

projects requiring “significant” modifications to our products, we use contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectible.  Revenue for projects with few or no modifications are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements.  Services and PCS revenues decreased 10.6% to $5.7 million in the second quarter of 2002 from $6.3 million in the second quarter of 2001.  For the six-month period ended June 30, 2002, services and PCS revenues were $11.1 million, a decrease of 9.6%, compared to revenues of $12.2 million for the first six months of 2001.  The components of services and PCS revenues as a percentage of total revenues in the second quarter of 2002 were 24.0% for software modifications, 11.9% for professional services, and 29.2% for PCS agreements compared with 21.6%, 30.9%, and 28.5%, respectively, in the second quarter of 2001.  Services and PCS revenues decreased in the second quarter of 2002 due to fewer new customer contracts signed in the first and second quarters of 2002, which resulted in fewer projects requiring software modifications and professional services.

Software modifications are determined during the customer’s Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer.  We believe that future modification revenues as a percentage of total revenues could decrease due to increased functionality of newer releases of CatalystCommand; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from training, performance of the CRP, technical services, project management, and implementation services.  Professional services revenues are generated based on the number of days of work actually performed.  We believe that future professional services revenues could increase as new customer contracts are signed and as we sell services to SAP customers.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sold to its customers on behalf of hardware and other equipment manufacturers.  Hardware purchases by customers may vary significantly from period to period and may depend on the customers’ own purchasing power.  Hardware revenues increased by 69.7% to $1.9 million in the second quarter of 2002 from $1.1 million in the same period of 2001.  Hardware revenues represented 20.8% of total revenues in the first half of 2002 compared to 15.2% for the same period in 2001.  The increase in hardware revenue was due to an increase in hardware sales to existing customers.

OPERATING EXPENSE

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs.  In the second quarter of 2002, cost of software increased to

$511,000 compared to $178,000 in the same period of 2001 due primarily to an increase in third-party software sales.

Year-to-date cost of software increased by 67.4% to $693,000 in 2002 from $414,000 in 2001, reflecting an increase in third party software sales.  We anticipate that the cost of software for third-party products should remain relatively constant in the future as a percentage of total software revenues and as a percentage of related third-party software revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.  The cost of services and PCS decreased to $3.7 million in the second quarter of 2002 from $4.6 million for the second quarter of 2001.  As a percentage of services and PCS revenues, the cost of services and PCS decreased to 65.1% of related revenues for the second quarter of 2002 from 72.5% for the second quarter of 2001.  The cost of services and PCS decreased due primarily to decreased personnel costs.

Year-to-date cost of services and PCS decreased 19.2% to $7.4 million in 2002 from $9.1 million for the same period in 2001 and decreased as a percent of related revenues to 66.7% at June 30, 2002 from 74.6% at June 30, 2001.  We believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new customer contracts signed in 2002.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers.  We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution.  Cost of hardware in the second quarter of 2002 was $1.5 million compared to $999,000 in the second quarter of 2001.  Cost of hardware was $2.9 million and $2.1 million for the six-month periods ended June 30, 2002 and 2001, respectively.  The increase in cost for the quarter and six-month period ending June 30, 2002 was attributable to the increase in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation.  Product development costs as a percentage of total revenues for the second quarter of 2002 decreased to 11.7% from 18.7% in the second quarter of 2001.  Product development costs were $1.0 million in the second quarter of 2002, compared to $1.5 million in the second quarter of 2001.  Year to date product development expenses decreased by 11.4% to $2.3 million for the six months ended June 30, 2002.  Product development decreased due primarily to decreased personnel costs.  We believe that product development costs may increase in the future as more resources are devoted to existing and anticipated new product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel.  Sales and marketing expenses as a percentage of total revenues for the second quarter of 2002 decreased to 27.5% from 31.9% in the second quarter of 2001.  Sales and marketing expenses decreased to $2.4 million in the second quarter of 2002 from $2.5 million in the second quarter of 2001 and decreased to $4.5 million for the six months ended June 30, 2002 compared to $5.0 million for the same period in 2001.  The decrease in sales and marketing expenses for the current quarter was due primarily to a reduction in marketing personnel and improved cost control measures.  We believe that sales and marketing expenses may increase in the future due to the anticipated expansion of the sales and marketing teams.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel.  General and administrative expenses as a percentage of total revenues were 12.6% for the second quarter of 2002 and 23.2% for the second quarter of 2001.  General and administrative expenses decreased to $1.1 million in the second quarter of 2002 from $1.8 million in the second quarter of 2001.  For the six-month period, general and administrative expenses were $2.1 million for 2002 compared to $4.6 million for 2001.  General and administrative expenses decreased for the three- and six-month periods of 2002 due primarily to a reduction in bad debt and legal expense.  We anticipate that general and administrative expenses may decrease in the future as a percentage of total revenues.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results.  We expect that other income and expense may decrease in the future as interest income decreases due to lower invested cash balances and lower interest rates.

Income Tax Expense

No federal or state tax expense was recorded for the six-month periods ended June 30, 2002 and 2001 due to our federal and state net operating loss position.  No deferred tax credit was recorded in the six-month periods ended June 30, 2002 and 2001 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $580,000 for the six months ended June 30, 2002, compared to net cash used in operating activities of $63,000 during the six months ended June 30, 2001.

Cash used in investing activities was $1.2 million during the six months ended June 30, 2002 compared to $8.0 million during the six months ended June 30, 2001.  The decrease was due primarily to the reduction in purchases of licensed technology products and a reduction in capital expenditures.

Net cash used in financing activities was $62,000 and $313,000 at June 30, 2002 and June 30, 2001, respectively.  The decrease was due primarily to lower outstanding capital lease obligations and a reduction of the purchase of treasury stock.

As of June 30, 2002, we had $6.0 million in cash and cash equivalents and negative working capital of $1.6 million.  Cash and cash equivalents consist primarily of investments in money market funds and commercial paper.  We have a $5.0 million line of credit (the Revolving Credit Facility) with Bank One, Milwaukee, Wisconsin.  The Revolving Credit Facility bears interest at the prime rate or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires on January 1, 2003.  Borrowings on the Revolving Credit Facility are limited by a borrowing base related to a percentage of our eligible cash and cash equivalents, less outstanding amounts owed to Bank One.  As of June 30, 2002, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established.  Because availability under the Revolving Credit Facility is tied to the amount of our cash, the Revolving Credit Facility would not serve as a source of liquidity at a time when we would most need it.  We are currently in the process of securing a more favorable asset based credit facility, which we believe will allow us access to additional liquidity.

Accounts receivable were $5.2 million as of June 30, 2002.  This compares to $9.0 million at December 31, 2001.  The decrease from December 31, 2001 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding.  At June 30, 2002, we had a reserve for doubtful accounts of $750,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

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

If current cash, cash equivalents, and projected available borrowings under the planned asset based credit facility are deemed insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt securities.  Moreover, we may determine to sell additional equity or debt for the purpose of further enhancing our cash resources.  In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might impact our liquidity requirements or cause us to issue equity or debt securities.  There can be no assurance that financing will be available in amounts acceptable to us, or at all.

We have never paid cash dividends on our common stock.  Our policy has been to retain cash from operations to provide funds for the operation and expansion of our business.  Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments as we do not use market rate sensitive instruments for trading or other purposes.  For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist principally of investments in money market funds and commercial paper.  The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both June 30, 2002 and December 31, 2001.  There were no realized gains or losses in the periods ended June 30, 2002 and 2001.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 3 to our consolidated financial statements as of June 30, 2002 for information regarding legal proceedings.

Item 4.

Submission of Matters to a Vote of Shareholders

(a)

Catalyst’s 2002 Annual Meeting of Shareholders was held on May 17, 2002.

(b)

Messrs. James F. Goughenour, William G. Nelson, and James B. Treleaven were each elected as a Class I director for a term of three years.  Messrs. Douglas B. Coder and Terrence L. Mealy were elected at the annual meeting held in 2000 for a term of three years and continue as Class II directors.  Mr. Roy J. Carver, Jr. was elected at the annual meeting held in 2001 for a term of three years and continues as a Class III director.

(c)

The shareholders voted on the following matters:

(i)

Election of three directors.  Management proposed the election of Messrs. Goughenour, Nelson, and Treleaven.

Authority

Authority

Authority

Nominee

Granted

Withheld

Abstained

James F. Goughenour

4,951,466

          0

    1,000

William G. Nelson

4,951,916

          0

           0

James B. Treleaven

4,963,968

          0

    1,000

Steven D. Landauer

   380,992

          0

           0

(ii)

Ratification of the appointment Ernst & Young LLP as independent auditors for 2002.

Authority

Authority

Authority

Granted

Withheld

Abstained

Ratification of Ernst & Young LLP

7,389,880

  17,600

 10,162

No other matters were acted upon by the shareholders at the Annual Meeting.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Statement of James B. Treleaven, President and Chief Executive Officer

99.2

Statement of David H. Jacobson, Executive Vice President and Chief Financial Officer

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  August 14, 2002

By: /s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated: August 14, 2002

By: /s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as

principal financial officer.