Form 10-Q
period 2002-09-30
CATALYST INTERNATIONAL INC
filed 2002-11-14
CIK 915508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

 TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

Delaware

39-1415889

(State of Incorporation)

(I.R.S. ID)

8989 North Deerwood Drive, Milwaukee, Wisconsin 53223

(414) 362-6800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  No

As of November 13, 2002, 7,795,303 shares of the registrant’s common stock were outstanding.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended September 30, 2002

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Consolidated Balance Sheets – September 30, 2002 and December 31, 2001

3

Consolidated Statements of Operations – Three months ended

September 30, 2002 and 2001

5

Consolidated Statements of Operations – Nine months ended

September 30, 2002 and 2001

6

Consolidated Statements of Cash Flows – Nine months ended

September 30, 2002 and 2001

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

September 30,

December 31,

2002

2001

Assets

Current Assets:

Cash and cash equivalents

$  2,448

$  7,906

Accounts receivable

7,530

8,950

Prepaid expenses and other

1,033

651

    Total Current Assets

11,011

17,507

Equipment and Leasehold Improvements:

Computer hardware and software

7,165

   7,170

Office equipment

2,375

     2,372

Leasehold improvements

977

    967

10,517

10,509

Less accumulated depreciation

(8,189)

 (7,388)

    Total Equipment and Leasehold Improvements

2,328

3,121

Capitalized software development costs, net of

  accumulated amortization of $873 in 2002 and $479

  in 2001

2,503

  1,748

Intangible assets, net of accumulated

  amortization of $2,691 in 2002 and $1,950 in 2001

954

 1,515

    Total Assets

$16,796

     $23,891

See accompanying notes.

Note:  The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

September 30,

December 31,

2002

2001

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable

$  2,687

   $ 3,606

Accrued liabilities

1,727

  1,348

Accrued legal and professional fees

1,181

1,583

Accrued non-compete obligation

1,090

1,090

Deferred revenues

6,064

8,207

Current portion of capital lease obligations

29

119

    Total Current Liabilities

12,778

   15,953

Noncurrent Liabilities:

Capital lease obligations

30

30

Deferred revenues

90

           1,566

Deferred rent

114

         151

    Total Noncurrent Liabilities

234

1,747

Shareholders’ Equity:

Preferred stock, $0.01 par value; 2,000,000

  shares authorized; none issued or outstanding

—

—

Common stock, $0.10 par value; 25,000,000 shares

  authorized; shares issued: 9,215,578 in 2002 and 2001

921

 921

Additional paid-in capital

43,689

  43,686

Accumulated deficit

(35,032)

      (32,622)

Treasury stock, at cost — 1,420,275 shares of

  common stock in 2002 and 2001

   (5,794)

   (5,794)

    Total Shareholders’ Equity

3,784

    6,191

    Total Liabilities and Shareholders’ Equity

$16,796

 $23,891

See accompanying notes.

Note:  The balance sheet at December 31, 2001 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

Three Months Ended September 30,

2002

2001

Revenues:

Software

$  1,788

 $    433

Services and post-contract customer support

5,136

6,438

Hardware

827

1,012

Total Revenues

7,751

7,883

Cost of Revenues:

Cost of software

199

219

Cost of services and post-contract customer support

3,389

4,340

Cost of hardware

674

791

Total Cost of Revenues

4,262

5,350

Gross Margin

3,489

2,533

Operating Expenses:

Product development

1,180

 1,242

Sales and marketing

2,615

2,265

General and administrative

1,106

1,151

Separation costs

448

852

Total Operating Expenses

5,349

5,510

Loss From Operations

(1,860)

(2,977)

Other Income (Expense):

Interest expense

(2)

(5)

Investment income

26

93

Miscellaneous, net

2,809

24

Total Other Income, Net

2,833

112

Net Income (Loss)

$  973

 ($  2,865)

Basic and diluted income (loss) per share

$0.12

($ 0.36)

Shares used in computing net income (loss) per share

7,795

7,991

See accompanying notes.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

Nine Months Ended September 30,

2002

2001

Revenues:

Software

$  4,088

 $  1,852

Services and post-contract customer support

16,187

18,662

Hardware

4,334

3,457

Total Revenues

24,609

23,971

Cost of Revenues:

Cost of software

892

633

Cost of services and post-contract customer support

10,764

13,465

Cost of hardware

3,590

2,849

Total Cost of Revenues

15,246

16,947

Gross Margin

9,363

7,024

Operating Expenses:

Product development

3,525

 3,888

Sales and marketing

7,066

7,246

General and administrative

3,201

5,706

Separation costs

851

1,560

Total Operating Expenses

14,643

18,400

Loss From Operations

(5,280)

(11,376)

Other Income (Expense):

Interest expense

(8)

(21)

Investment income

77

509

Miscellaneous, net

2,801

(42)

Total Other Income, Net

2,870

446

Net Loss

($  2,410)

 ($ 10,930)

Basic and diluted loss per share

($ 0.31)

($ 1.36)

Shares used in computing net loss per share

7,795

8,017

See accompanying notes.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Nine Months Ended September 30,

2002

2001

Operating Activities:

Net loss

$ (2,410)

$ (10,930)

Adjustments to reconcile net loss to net

 cash used in operating activities:

  Depreciation

963

1,226

  Amortization

1,135

1,713

  Compensation expense on stock options

3

1

  Loss on disposal of equipment

    and leasehold improvements

35

11

  Changes in operating assets and liabilities:

    Accounts receivable

1,420

3,499

    Prepaid expenses and other

(382)

(26)

    Accounts payable

(919)

(2,080)

    Accrued liabilities

(23)

329

    Deferred revenues

(3,619)

3,473

    Deferred rent

(37)

(36)

Total adjustments

(1,424)

8,110

Net cash used in operating activities

(3,834)

(2,820)

Investing Activities:

Capital expenditures

(208)

(1,137)

Capitalized software development costs

(1,148)

(703)

Purchase of licensed technology

(181)

(7,500)

Proceeds from sale of equipment

3

37

Proceeds from sale of internal use software

—

917

Net cash used in investing activities

(1,534)

(8,386)

Financing Activities:

Payments on capital lease obligations

(90)

(180)

Proceeds from exercise of stock options

—

19

Purchase of treasury stock

—

(496)

Net cash used in financing activities

(90)

(657)

Net decrease in cash and cash equivalents

(5,458)

(11,863)

Cash and cash equivalents at beginning of period

7,906

21,200

Cash and cash equivalents at end of period

$  2,448

$ 9,337

Supplemental Disclosure:

 Cash paid for interest

8

21

Noncash investing and financing activities:

During the first quarter of 2001, we entered into a non-compete agreement for $1,090.

See accompanying notes.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

September 30, 2002

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.  Net Income (Loss) Per Share of Common Stock

Catalyst International, Inc. (“Catalyst” or “we” or “our”) has presented net income (loss) per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.”  The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations.  The numerator for the calculation of basic and diluted loss per share is net income (loss) in each period.

(in thousands)

For the

For the

Three Months

Nine Months

Ended September 30,

Ended September 30,

2002

2001

2002

2001

DENOMINATOR

Denominator for basic loss per share –

  weighted average common shares

7,795

7,991

7,795

8,017

Effect of dilutive securities – stock

  options and warrants

46

—

—

        —

Denominator for diluted loss per share

7,841

7,991

7,795

8,017

3.  Contingencies

On October 8, 1999, a former customer (the Claimant) instituted an arbitration proceeding against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin.  The Claimant alleged breach of warranty and sought relief in the form of monetary damages in excess of $1.9 million.  An arbitration award was issued on January 2, 2002 in favor of the Claimant for approximately $800,000, plus interest at 5% from December 7, 2001.  Catalyst filed a motion to vacate this award for non-compliance with the applicable arbitration procedures.  On January 29, 2002, the Claimant filed a petition to confirm the award.  It is believed that the Court could make a ruling on this matter during the second half of 2002.  At this point in time,  the ultimate outcome of this proceeding is uncertain Catalyst reduced its reserve for loss contingencies in the third quarter by $525,000 as a result of management’s assessment of the probable liability relating to these matters.  Catalyst believes that because it has adequately reserved for this matter, the outcome of this proceeding will not have a material effect on our results of operations.

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

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

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

Legal Accruals

As discussed in Note 3 of our consolidated financial statements, as of September 30, 2002, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer.  This estimate has been developed in consultation with outside counsel. During the quarter, the company reduced its reserve for loss contingencies by $525,000 as a result of management’s assessment of the probable liability relating to these matters.  To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

REVENUE

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales.  Total revenues for the third quarter of 2002 were $7.8 million, which represented a 1.7% decrease from third quarter of 2001 total revenues of $7.9 million.  For the first nine months of 2002, total revenues were $24.6 million, up 2.7% compared to 2001 total revenues of $24.0 million for the same period.  The net decrease and increase in total revenues for the three- and nine-month periods respectively, were due to changes in the revenue mix for the respective periods as discussed below.

International revenues were $877,000 in the third quarter of 2002 compared to $1.1 million in the third quarter of 2001.  International revenues represented 11.3% of total revenues for the third quarter of 2002 compared to 13.8% in the same period of 2001.  International revenues were $3.0 million and $3.8 million for the nine-month periods ended September 30, 2002 and 2001, respectively.  We expect that international revenues should increase due to recent investments in international sales and marketing.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems.  Software license fees in the third quarter of 2002 were $1.8 million, representing an increase of 313% compared to the third quarter of 2001 software license fees of $433,000.  Software license fees were $4.1 million and $1.9 million for the nine-month periods ended September 30, 2002 and 2001, respectively.  These increases were primarily attributable to higher value license fees and an increase in third party software sales.

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

Software revenues may fluctuate based upon the size of new or add-on license agreements, as well as progress toward completion for contracts that are accounted for using contract accounting.  We believe that revenues may increase due to enhanced worldwide sales and marketing efforts, our strategic alliance with SAP America, Inc. and SAP AG, the introduction of new products, efforts to deliver standard packaged solutions that meet the requirements of our vertical markets, and the maturation of our sales force.  We expect that as economic conditions improve and prospective customers begin to benefit from that improvement, we expect to see an increase in new sales activity.

Catalyst follows the software revenue recognition practices set forth in Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, issued by the American Institute of Certified Public Accountants.  For projects requiring “significant” modifications to our products, we use contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectible.  Revenue for projects with few or no modifications are recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements.  Services and PCS revenues decreased 20.2% to $5.1 million in the third quarter of 2002 from $6.4 million in the third quarter of 2001.  For the nine-month period ended September 30, 2002, services and PCS revenues were $16.2 million, a decrease of 13.3%, compared to revenues of $18.7 million for the first nine months of 2001.  The components of services and PCS revenues as a percentage of total revenues in the third quarter of 2002 were 19.5% for software modifications, 12.6% for professional services, and 34.2% for PCS agreements compared with 23.9%, 27.2%, and 30.6%, respectively, in the third quarter of 2001.  Services and PCS revenues decreased in the third quarter of 2002 due to fewer new customer contracts signed in the first three quarters of 2002, which resulted in fewer projects requiring software modifications and professional services.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sells to its customers on behalf of hardware and other equipment manufacturers.  Hardware purchases by customers may vary significantly from period to period and may depend on the customers’ own purchasing power.  Hardware revenues decreased by 18.3% to $827,000 in the third quarter of 2002 from $1.0 million in the same period of 2001.  Hardware revenues represented 17.6% of total revenues in the nine-month period ended September 30, 2002 compared to 14.4% for the same period in 2001.  The increase in hardware revenue was due to an increase in hardware sales to existing customers.

OPERATING EXPENSE

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs.  In the third quarter of 2002, cost of software decreased to

$199,000 compared to $219,000 in the same period of 2001 due primarily to a decrease in third-party software sales.

Year-to-date cost of software increased by 40.9% to $892,000 in 2002 from $633,000 in 2001, reflecting an increase in third party software sales.  We anticipate that the cost of software for third-party products should remain relatively constant in the future as a percentage of total software revenues and as a percentage of related third-party software revenues.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.  The cost of services and PCS decreased to $3.4 million in the third quarter of 2002 from $4.3 million for the third quarter of 2001.  As a percentage of services and PCS revenues, the cost of services and PCS decreased to 66.0% of related revenues for the third quarter of 2002 from 67.4% for the third quarter of 2001.  The cost of services and PCS decreased due primarily to decreased personnel costs.

Year-to-date cost of services and PCS decreased 20.1% to $10.8 million in 2002 from $13.5 million for the same period in 2001 and decreased as a percent of related revenues to 66.5% at September 30, 2002 from 72.2% at September 30, 2001.  We believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new customer contracts signed in 2002.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers.  We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution.  Cost of hardware in the third quarter of 2002 was $674,000 compared to $791,000 in the third quarter of 2001.  Cost of hardware was $3.6 million and $2.8 million for the nine-month periods ended September 30, 2002 and 2001, respectively.  The decrease in cost for the quarter was attributable to a decrease in sales of hardware.  The increase in cost for the nine-month period ending September 30, 2002 was attributable to the increase in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation.  Product development costs as a percentage of total revenues for the third quarter of 2002 decreased to 15.2% from 15.8% in the third quarter of 2001.  Product development costs were $1.2 million in the third quarter of 2002 and 2001.  Year to date product development expenses decreased by 9.3% to $3.5 million for the nine months ended September 30, 2002.  Product development decreased due primarily to decreased personnel costs.  We believe that product development costs may increase in the future as more resources are devoted to existing and anticipated new product offerings.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel.  Sales and marketing expenses as a percentage of total revenues for the third quarter of 2002 increased to 33.7% from 28.7% in the third quarter of 2001.  Sales and marketing expenses increased to $2.6 million in the third quarter of 2002 from $2.3 million in the third quarter of 2001 and decreased to $7.1 million for the nine months ended September 30, 2002 compared to $7.2 million for the same period in 2001.  The increase in sales and marketing expenses for the current quarter were primarily due to an increase in sales and marketing personnel costs and costs associated with outsourced sales and marketing services.  We believe that sales and marketing expenses may decrease in the future  as a percentage of total revenues.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel.  General and administrative expenses as a percentage of total revenues were 14.3% for the third quarter of 2002 and 14.6% for the third quarter of 2001.  General and administrative expenses decreased to $1.1 million in the third quarter of 2002 from $1.2 million in the third quarter of 2001. During the third quarter, general and administrative expenses were reduced by $525,000 related to the reduction in the company’s reserve for loss contingencies as discussed under critical accounting policies – legal accruals. This reduction was offset by a $268,000 increase in bad debt expense and a $265,000 compensation accrual recorded during the third quarter.   For the nine-month period, general and administrative expenses were $3.2 million for 2002 compared to $5.7 million for 2001.  General and administrative expenses decreased for the nine-month period of 2002 due primarily to a reduction in bad debt expense of $765,000 and legal expense of $1.7 million.  We anticipate that general and administrative expenses may decrease in the future as a percentage of total revenues.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results. However, during the third quarter of 2002, we renegotiated an agreement with Kewill Systems, PLC that terminated any further obligations under a previously executed services agreement. This resulted in a one time $2.8 million gain, which was recorded as other income during the third quarter. We expect that other income and expense may decrease in the future as interest income decreases due to lower invested cash balances and lower interest rates.

Income Tax Expense

No federal or state tax expense was recorded for the nine-month periods ended September 30, 2002 and 2001 due to our federal and state net operating loss position.  No deferred tax credit was recorded in the nine-month periods ended September 30, 2002 and 2001 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $3.8 million for the nine months ended September 30, 2002, compared to net cash used in operating activities of $2.8 million during the nine months ended September 30, 2001.  In each period, net cash used in operating activities resulted from our net losses and decreases in accounts payable, partially offset by decreases in accounts receivable.  Increases in deferred revenue of $3.4 million in 2001 were primarily due to the Kewill services contract.  Decreases in deferred revenue in 2002 were primarily due to the termination of the Kewill services contract, which resulted in a $2.8 million reduction in deferred revenue and a one-time gain recorded as other income during the quarter ended September 30, 2002.

Cash used in investing activities was $1.5 million during the nine months ended September 30, 2002 compared to $8.4 million during the nine months ended September 30, 2001.  The decrease was due primarily to the reduction in purchases of licensed technology products and a reduction in capital expenditures.

Net cash used in financing activities was $90,000 and $657,000 at September 30, 2002 and September 30, 2001, respectively.  The decrease was due primarily to lower outstanding capital lease obligations and a reduction in the purchase of treasury stock.

As of September 30, 2002, we had $2.4 million in cash and cash equivalents and negative working capital of $1.8 million.  Cash and cash equivalents consist primarily of investments in money market funds and commercial paper.  We have a $5.0 million line of credit (the Revolving Credit Facility) with Bank One, Milwaukee, Wisconsin.  The Revolving Credit Facility bears interest at the prime rate or LIBOR, subject to terms and conditions found in the Revolving Credit Facility agreement, and expires on January 1, 2003.  Borrowings on the Revolving Credit Facility are limited by a borrowing base related to a percentage of our eligible cash and cash equivalents, less outstanding amounts owed to Bank One.  As of September 30, 2002, there were no amounts outstanding under the Revolving Credit Facility, nor have there been any borrowings on the Revolving Credit Facility since it was established.  Because availability under the Revolving Credit Facility is tied to the amount of our cash, the Revolving Credit Facility would not serve as a source of liquidity at a time when we would most need it.  We are currently in the process of securing a more favorable asset based credit facility, which we believe will allow us access to additional liquidity.

Accounts receivable were $7.5 million as of September 30, 2002.  This compares to $9.0 million at December 31, 2001.  The decrease from December 31, 2001 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding.  At September 30, 2002, we had a reserve for doubtful accounts of $550,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development.  We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least December 31, 2002.  However, any projections of future cash needs and cash flows are subject to uncertainty.  Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from customers,  the timing and amounts of expenditures on new and enhanced products and services, and the timing and size of acquisitions that we may pursue.

We have initiated the process of raising between $4 million and $6 million of capital via a private placement or registered stock offering for general corporate purposes and potential acquisitions. Moreover, we may consider interim financing, prior to completion of permanent financing, for the purpose of further enhancing our cash resources.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.  In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

We have signed a letter of intent to acquire Catalyst Consulting Services, Inc., an independent provider of consulting, implementation and support services for the SAPÒ Logistics Execution System.  We expect to sign a definitive agreement in January 2003, subject to approval by our board of directors.  The final purchase price will be payable in stock, cash, and earn-outs.  The Catalyst Consulting Services business would not have a material impact on the company’s net working capital position.

We have never paid cash dividends on our common stock.  Our policy has been to retain cash from operations to provide funds for the operation and expansion of our business.  Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments as we do not use market rate sensitive instruments for trading or other purposes.  For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist principally of investments in money market funds and commercial paper.  The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both September 30, 2002 and December 31, 2001.  There were no realized gains or losses in the periods ended September 30, 2002 and 2001.

Item 4. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 3 to our consolidated financial statements as of September 30, 2002 for information regarding legal proceedings.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Statement of James B. Treleaven, President and Chief Executive Officer

99.2

Statement of David H. Jacobson, Executive Vice President and Chief Financial Officer

(b)

Reports on Form 8-K

The Company filed one current report on Form 8-K during the third quarter of 2002 reporting Item 5 – Other events on September 17, 2002.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  November 14, 2002

By:/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated: November 14, 2002

By:/s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as

principal financial officer.

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Page #

CERTIFICATION

I, James B. Treleavan, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Catalyst International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ James B. Treleaven

By:

James B. Treleavan

Title:

President and Chief Executive Officer

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Exhibit 99.1

CERTIFICATION

I, David H. Jacobson, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Catalyst International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ David H. Jacobson

By:

David H. Jacobson

Title:

Executive Vice President and Chief Financial Officer

Exhibit 99.1

Statement

Pursuant to §906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350, the undersigned officer of Catalyst International, Inc. (the “Company”) hereby certifies that:

(1)

the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)

the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2002

/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Catalyst International, Inc.

Form 10-Q for the period ended September 30, 2002

Exhibit 99.1

Exhibit 99.2

Statement

Pursuant to §906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. §1350, the undersigned officer of Catalyst International, Inc. (the “Company”) hereby certifies that:

(1)

the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)

the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 14, 2002

/s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

#