Form 10-K
period 2002-12-31
CATALYST INTERNATIONAL INC
filed 2003-03-31
CIK 915508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                        -------------------------------

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

                          Common Stock, $0.10 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [ ] No [X]

As of June 28, 2002, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $11,035,000 (based upon the closing price of the registrant's common stock on that date).

As of March 24, 2003, the number of shares outstanding of the registrant's common stock was 7,795,803.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 26, 2003 are incorporated by reference into Part III.

================================================================================

                          CATALYST INTERNATIONAL, INC.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2002


                                      INDEX



PART I............................................................................................................1
   Item 1.  Business..............................................................................................1
   Item 2.  Properties............................................................................................9
   Item 3.  Legal Proceedings.....................................................................................9
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................10

PART II..........................................................................................................10
   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................10
   Item 6.  Selected Financial Data..............................................................................11
   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................12
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........................................17
   Item 8.  Financial Statements and Supplementary Data..........................................................18
   Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.................33

PART III.........................................................................................................33
   Item 10.  Directors and Executive Officers of the Registrant..................................................33
   Item 11.  Executive Compensation..............................................................................34
   Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters......34
   Item 13.  Certain Relationships and Related Transactions......................................................34
   Item 14.  Controls and Procedures.............................................................................34

PART IV..........................................................................................................34
   Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................34

SIGNATURES.......................................................................................................37

                                     PART I

Forward-Looking Information/Risk Factors

Items 1, 2, 3, 5, 7 and 7A of this Form 10-K contain "forward-looking statements," subject to protections under federal law. We intend words such as "believes," "anticipates," "plans," "may," "will," "should," "expects" and similar expressions to identify forward-looking statements. In addition, statements regarding Catalyst's future revenues or financial performance and its plans, objectives, vision, goals, expectations or intentions are forward-looking statements, such as statements regarding Catalyst's liquidity; future financings; software releases, upgrades and capabilities; future attainment of corporate goals; and adequacy of capital resources and reserves. There are a number of important factors that could cause Catalyst's results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described in Exhibit 99.1 attached to this 10-K and incorporated herein by this reference. Forward-looking statements relate to the date made, and Catalyst undertakes no obligation to update them.

Item 1.  Business

GENERAL
--------------------------------------------------------------------------------

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

Catalyst's plan is to participate and grow within the consolidating SCE marketplace. First, Catalyst plans to expand its product and services offering to include additional components of SCE through both internal development and through acquisition. Second, Catalyst plans to continue to add products and services that supplement the SCE offerings of the major ERP (Enterprise Resource Planning) companies, particularly SAP. Finally, Catalyst plans to expand its customer base by combining with other SCE companies as part of the anticipated industry consolidation.

Catalyst's website address is http://www.catalystwms.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are all attainable, free of charge, on our website as soon as practicable after we file the reports with the SEC. Information on our website is not part of this report on Form 10-K.


Products and Technology

Catalyst's software products can be configured to meet the needs of individual customers by utilizing the following key attributes:

     o A standard warehouse management system (WMS) product that supports both push and pull distribution models;
     o A product roadmap designed to accommodate growth, provide ease of upgrade, simplify modification, and conform to emerging standards;
     o Standard interfaces to ERP systems, complementary supply chain software solutions, automation technologies, and add-on third party software products;
     o    A standard implementation methodology, and

     o    A value-driven support model.


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

CatalystCommand provides all the basic functions and benefits expected in WMS software, plus the industry-specific features needed for effective supply chain management in specific industries. While the CatalystCommand solution can be applied cross-industry, we provide industry-specific features in the following markets: motor vehicle/parts, retail, consumer goods, and process goods. We continue to enhance our software with new releases and interim point releases incorporating new core features and functionality as well as additional components that allow our customers to facilitate competitiveness in their industries.


CatalystCommand(TM) Release 9.0

CatalystCommand Release 9.0 became generally available in the second quarter of 2002. Release 9.0 significantly enhances CatalystCommand in four areas: technology, material handling support, supply chain visibility, and WMS functionality.

Technology - The Release 9.0 mid-tier is browser independent and runs our application on a single Unix Server (logical mid-tier).

Material Handling Support - Release 9.0 supports a standard pick-to-light interface. This module can be configured by zone and co-exist with other forms of picking. Catalyst supports picking with three different user interfaces: paper lists or labels, radio frequency, and pick-to-light.

Supply Chain Visibility - Release 9.0 introduced a full alerting and messaging strategy to advise users of exception conditions within the warehouse and system conditions that need to be addressed. Alerts are 100% user configurable and outgoing messages can be sent to any SMTP device, including pagers, cellular phones, hand-held devices, and email. Release 9.0 also provides the functionality necessary to allow inventory control and order status checking via the Internet.

WMS Functionality - Release 9.0 includes the security requirement necessary to comply with 21 CFR Part 11 as mandated by the Federal Drug Administration (FDA). This functionality lays the groundwork for the additional components including record keeping/auditing and electronic signature, which are planned for release in the coming versions of CatalystCommand. Release 9.0 also includes an optional vendor quality management module that will significantly reduce receiving time by eliminating detailed receipt checks for suppliers that have a proven record of compliance without charge back. Release 9.0 has features to balance the workload across those warehouses configured with multiple packing stations. The vendor quality management component has an optional pre-shipment blind audit of outbound shipping containers. The audit percentage can be configured by warehouse zone or by employee to ensure maximum accuracy of outbound shipments.


CatalystCommand(TM)Release 9.1

We anticipate CatalystCommand Release 9.1 will become generally available in the second quarter of 2003. This release is the next step in offering a fully converged version of CatalystCommmand. It will allow the flexibility to flow product through the warehouse and/or run the facility in standard put away mode.

WMS Functionality - Release 9.1 will provide enhanced functionality to Support Lean Warehousing practices. Lean Warehousing is currently being deployed heavily in the automotive vertical market. Included will be standard mapping to support deployment of CatalystCommand in SAP R/3 and SAP/Retail environments.



Next Generation

Also completed in 2002 was a next generation vision and proof of concept. Catalyst continues to look to the changing needs of the marketplace and maps new technologies and best practices to meet those needs. The next generation supports Catalyst's strategies of expanding the capabilities of Catalyst solutions while using new and emerging technology to reduce the total cost of ownership.

The next generation will focus on componentization of key functionalities, full internationalization, and enhanced data mining capabilities.



CatalystCommand 9.0 and 9.1 continue to offer the following complementary solutions:


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

Designed to reduce risk and cut costs, CatalystCommand Simulator enables users to gauge the impact of retooling functions prior to making financial or logistical commitments to real world operations. It provides an accurate barometer that enables users to:

     o    Fine-tune warehouse operations, layout, equipment, and strategies;
     o    Respond to business changes quickly and easily;
     o    Improve the quality and consistency of project justifications;
     o Design phased introductions by determining the effects of intermediate steps to operations;
     o Establish benchmarks for the measurement and comparison of departments, shifts and/or workgroups; and
     o Test alternative designs for new distribution centers or upgraded equipment.



CatalystCommand Simulator v 2.0 was made available during the third quarter of 2002. Enhancements include the ability to model carousels, pick to belt operations, sortation, and AS/RS machines (unitload and miniload.) Also included is the ability to simulate putaway operations and model personnel scheduling. From the technology perspective, the system has been upgraded to run on SQL/Server and take full advantage of ActiveX.



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


CatalystCommand(TM) YMS

The CatalystCommand Yard Management System module (CatalystCommand YMS) extends control and visibility into the supply chain by providing real time access to trailer content early in the supply chain and by providing control of carriers and trailers in the yard. CatalystCommand YMS prioritizes receipts, manages inbound and outbound trailers, and improves the customer's relationships with carriers through objective compliance checking and rapid access to trailer availability. CatalystCommand YMS provides the user with the ability to:

     o Manage the flow of different types of trailers with varying characteristics including length, tare weight, weight limit, and door type;
     o Automatically assign work in priority order to yard employees, which is synchronized with warehouse activities;
     o Simplify yard maintenance by supporting the process of receiving and dispatching trailers for multiple warehouses based upon a single point of entry or exit, as well as multiple points of entry or exit for a single warehouse;
     o Validate the trailers in the yard and their current locations to maintain yard accuracy;
     o Improve control of inbound inventory by automatically controlling which trailers are moved to the docks using the trailer's priority, keeping dock usage to maximize efficiency;
     o    Place docks, locations, or trailers on hold;
     o    Track key information about carriers that deliver to the warehouse;
          and
     o Improve gate functions by managing entry and exit of trailers from the yard as radio frequency-driven processes.


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

CatalystCommand Wizard works like any other wizard tool and requires the CatalystCommand user to complete a series of choices in a pre-determined sequence. CatalystCommand Wizard contains a graphical representation of actual warehouse components, along with descriptions and default data to guide users through a logical progression of setting up the physical characteristics of their warehouse. Major features include the ability to:

     o    Set-up vehicles, zones, and storage devices within the warehouse;
     o Assign vehicles and storage devices to specific zones and location classes; and
     o    Define item families and item strategies.

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

CatalystConnect(TM) Implement (Engagement Services)

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

As an SAP Logistics Execution Solution (LES) integrator, we plan to leverage our focus on SAP LES and warehouse management to participate in TeamSAP(TM) projects along with SAP and other SAP implementation partners, increasing implementation success and long-term serviceability for SAP LES.


CatalystConsult(TM) Trainer (Customer Education and Training)

Catalyst's Customer Education and Training team provides education and training on the use, administration, and configuration of our SCE software products. Our approach employs a mixture of "train the trainer" and "train the user." Typically, customer employees from operations and information systems participate in the training. We provide in-depth documentation, structured training classes, and hands-on training for our software products. Catalyst University offers a series of continuing education courses for current customers, value-added resellers (VARs), and other partners.


CatalystCare(TM) (Customer Support)

Our Customer Support group offers customers with assistance 24 hours a day/7 days a week. Following installation of CatalystCommand, customers receive assistance with the operation of the software and obtain telephone support. Customer support may be purchased at the customer's option. Catalyst offers customers more choices through its multi-tiered CatalystCare Support Plans. These flexible plans feature a comprehensive menu from which users can select different levels of support in terms of telephone access, response times, resolution times, reporting and value-added services.

Catalyst developed a world-class customer service center called the Supply Chain Execution Competency Center (SCE Competency Center) in 1999. The SCE Competency Center supports both SAP LES and Catalyst SCE software products. As a customer support center for implementations of SAP LES and Catalyst SCE software products, we provide training, consulting, and support services. Under our alliance with SAP, we deploy our world-class service organization to implement and provide support for customer and TeamSAP partner requests, including a support hot line, implementation services, and on-site support for SAP LES in North America. Ongoing customer support services monitor system performance and facilitate software configurations, modifications, upgrades, and troubleshooting, as needed.


CatalystConsult(TM) (Consulting Services)

With our Consulting Services team, we plan to address both the pre-implementation and post-implementation needs of our customers. This includes pre- and post-implementation audits, physical inventory, item measurement, warehouse optimization, time-standards development, inbound packaging evaluation, and warehouse simulation.


CatalystCare Complete(TM) (Facilities Management)

Our Facilities Management representatives provide the resources and expertise necessary to help customers manage their supply chain systems and information technology (IT) facilities more efficiently. Services include scheduled remote machine or database management, full-time on-site WMS and IT infrastructure management and support as well as temporary assistance from experienced staff. Because each customer has different needs, we collaborate with each customer to develop a customized service offering with the right level of hands-on support and the right mix of dedicated and temporary resources, both on-site and on-call.


Hardware and Enabling Technologies

We resell a variety of hardware products developed and manufactured by third parties in order to provide our customers with an integrated distribution center management solution. These products include computer hardware, radio frequency terminal networks, bar code printers and scanners, and other peripherals. We resell all third-party hardware products pursuant to agreements with manufacturers or through distributor-authorized reseller agreements pursuant to which we are entitled to purchase hardware products at discount prices and to receive technical support in connection with product installations and any subsequent product malfunctions. We generally purchase hardware from our vendors only after receiving an order from a customer. As a result, we do not maintain hardware inventory.


Product Strategy and Services

Catalyst's strategy is to provide customer-driven, value-added software products and services based on an open, modular technology that are focused on our customers' business goals. Our vision is to be the sole resource our customers need to install, integrate, and manage world-class SCE software products that minimize risk and maximize the long-term value of our customer's investment.

Customer-Driven Software Products And Services

Catalyst believes the two keys to world-class performance for scalable supply chains are automating processes and enabling simple, real-time communication among people, systems, and equipment. We help customers meet these needs through software products and services designed for optimal reliability, performance, and flexibility.

Our value-added strategy requires us to be ahead of the curve on industry trends and developments. We see over time expansion of supply chain visibility software applications to address the industry-wide information gap that currently exists between SCP and SCE. Tools for tracking the location of inventory or the status of orders throughout the supply chain will become commonplace. As collaborative commerce becomes an integral component of world-class customer service, new software applications will be developed featuring sophisticated capabilities for planning, forecasting, and harvesting business intelligence - both from the SCP and SCE sides of the enterprise. Such software, for example, will be able to identify capacity constraints in all facets of the supply chain, including transportation, global logistics, and distribution. Additionally Catalyst acknowledges and embraces the focus of the major ERP providers in the SCE space. To that end, Catalyst's strategy includes:

     o Continuing to implement our technology vision toward a fully component based architecture, database and platform independence, and conformance to emerging technology standards;
     o Enhancing the information flow between our existing supply chain partners;
     o Developing additional value-added software applications that transact with multiple business partners within the supply chain;
     o Providing functionality that will give users a corporate view of inventory in a multiple distribution center environment with the capability to view it at the store or customer level;
     o Taking the next steps with our messaging and alerting capabilities and developing actionable, intelligent response mechanisms to rapidly handle exception events;
     o Forging new partnerships to meet these needs and broadening our footprint in the SCE market;
     o Developing integrated feedback capabilities in our software products to support predictive analysis and enable automatic rebalancing of inventory, schedule, and order handling; and
     o Developing expansion products that enhance CatalystCommand and have the capability to be deployed in support of an ERP SCE solution.

The net effect of these anticipated developments will be significant increases in inventory velocity and process efficiency while enabling customers to lower system inventory carrying levels without increasing risk.

Within the "fence" of the distribution/warehouse facility, Catalyst will continue to expand our deep product functionality to provide more attractive, modular software products to our selected vertical markets. We expect to achieve formal FDA certification compliance to 21 CFR Part 11 requirements for security, electronic records validation, and electronic signature verification. We will continue to focus on planning and simulation software tools that give a clearer, more detailed picture of critical personnel, equipment, and space requirements earlier in the cycle. Current add-on software products such as CatalystCommand VQM, CatalystCommand Simulator, and CatalystCommand YMS modules will become WMS independent, and CatalystCommand will also become platform and database independent. We will continue to embrace new technologies - and work with innovative partners - to maintain an industry leading position.

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

In 1999, Catalyst and SAP AG, a leading supplier of ERP software, entered into an advanced strategic alliance. In connection with this alliance, SAP America, Inc., a subsidiary of SAP AG, acquired, at the time of purchase, a 9.7% ownership position in Catalyst.

To provide a complete product offering for our customers, Catalyst and SAP initiated joint programs to set a new standard for integration. These include the joint development of the SAP advanced interface for integrating CatalystCommand and SAP's LES with R/3(TM) and mySAP.com(TM), the designation of Catalyst as a principal service provider for implementation and modification of SAP's LES, and having Catalyst serve as a North American support center for SAP's LES software products. We believe our customers will benefit from the complementary expertise of the two companies and that we are well positioned to extend our market presence.

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

Catalyst supports the needs of various distribution models including traditional distribution, push/pull, flow, Internet fulfillment, and any combination. We believe the expertise we have developed in each of these markets through our customer base provides us with a significant competitive advantage in selling to prospective customers where similar functionality is required.


Expand Worldwide Distribution

Catalyst's United Kingdom subsidiary, Catalyst WMS International Limited, was established in 1994 in London, England to sell, service, and support Catalyst software products in certain international markets. We plan to continue to increase our international business through an aggressive effort to recruit and manage VARsin selected foreign markets, such as the fast-growing markets of Latin America and Europe. These VARs work together with Catalyst personnel in obtaining agreements for global, multi-site installations with multi-national customers. CatalystCommand is currently available in English, French, Italian, Portuguese, German, and Spanish.

Evaluate Acquisition Opportunities

We intend to pursue strategic acquisitions of technologies, products, and businesses that enable us to enhance and expand our software product and service offerings.

Product Development

Catalyst offers a collaborative information-rich suite of products and services that provides complete SCE functionality for supply chains worldwide. We intend to continue to introduce new product and service offerings, upgrade the functionality of our existing products, and establish partnerships to support this strategy. We work closely with our customers and prospective customers to understand their requirements and to design enhancements, new products, and services that meet their needs. All product development is performed by our employees or by contract personnel under our management. Product development costs were $4.7 million in 2002, $5.2 million in 2001, and $5.3 million in 2000.


Sales and Marketing

Catalyst markets and sells software and services in North America, Europe, and Latin America through direct sales and channel partner organizations. Our products are operating in Australia, Brazil, Canada, El Salvador, France, Germany, Guatemala, Holland, Ireland, Italy, Mexico, Spain, the United Kingdom, and the United States. Our UK subsidiary is responsible for the sale, service, and support of Catalyst software products in certain international markets.

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

As of December 31, 2002, the sales and marketing organization was based in Catalyst's headquarters in Milwaukee, Wisconsin, in the London office, and in satellite offices located throughout the United States.


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


Customers

Catalyst's mission is to be the dominant firm in the tier-one market segment. Tier-one customers are characterized by the size, complexity, and volume of their distribution facilities and supply chain network. While most Fortune 1000 firms are tier-one, the segment is not limited to these firms. Tier-one distribution facility characteristics typically include: size of 200,000 square feet or more, volumes of 10,000 items per day or more, at least 75 concurrent users, extensive use of automated material handing equipment, radio frequency devices and bar coding, complex warehousing strategies, and other non-standard requirements such as hazardous materials, refrigeration, etc.

In the year ended December 31, 2002, Catalyst had one customer that accounted for more than 10% of total revenues. The customer represented $4.2 million or 13.1% of our total revenues. This customer's spending increased during 2002 due to the timing of a significant project. We anticipate that this customer will not continue to exceed 10% of our revenues. We do not believe that the loss of any single customer would have a material adverse effect upon our business, results of operations, or financial condition.

Catalyst has historically relied on its key vertical markets for a substantial portion of revenues. We do not, however, intend to focus solely on these markets for future sales and do not anticipate that we will depend on any single market for a substantial portion of our sales.

As of December 31, 2002, backlog was approximately $9.6 million, compared with approximately $6.5 million as of December 31, 2001. We believe that all backlog amounts should be filled in 2003. For these purposes, backlog is defined as revenues to be recognized from contracts that have been signed.


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


Employees

As of December 31, 2002, Catalyst had 197 full-time employees worldwide, none of whom were represented by any collective bargaining organization. We have never experienced a work stoppage and consider relations with our employees to be good.


Item 2.  Properties

Catalyst's corporate headquarters is approximately 62,000 square feet of leased office space in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but Catalyst has the option to extend such term for an additional ten-year period. We lease approximately 6,500 square feet of additional office space in Milwaukee, Wisconsin. The term of this lease also expires in January 2006. Catalyst WMS International Limited leased approximately 6,000 square feet of office space in London, England, pursuant to a lease that expired in March 2003. Catalyst WMS International Limited now leases approximately 7,550 square feet of office space in Uxbridge, England, pursuant to a lease that expires in 2008. We believe that these existing facilities should be adequate for our needs through at least 2003.


Item 3.  Legal Proceedings

On October 8, 1999, a former customer (the Claimant) instituted an arbitration proceeding against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant alleged breach of warranty and sought relief in the form of monetary damages in excess of $1.9 million. An arbitration award was issued on January 2, 2002 in favor of the Claimant in the amount of $799,840, plus interest at 5% from December 7, 2001. We filed a motion to vacate this award for non-compliance with the applicable arbitration procedures. On January 29, 2002, the Claimant filed a petition to confirm the award. On November 22, 2002, the District Court ruled in favor of Catalyst's motion to vacate the arbitration award and denied the claimant's petition to confirm the award. The claimant appealed this decision to the 7th Circuit Court of Appeals. We believe that because we have adequately reserved for this matter, the outcome of this proceeding will not have a material effect on our financial position or results of operations.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Through February 26, 2003, shares of Catalyst's common stock were quoted on the Nasdaq Stock Market under the symbol CLYS. Effective February 27, 2003, shares of Catalyst's common stock are quoted on the Over-the-Counter Bulletin Board exchange under the symbol CLYS.OB. The following table represents the high and low price information for Catalyst's common stock for each quarterly period within the two most recent fiscal years.

--------------------------------------------------------------------------------
                                              2002                 2001
--------------------------------------------------------------------------------
                                         High       Low       High      Low
--------------------------------------------------------------------------------
   Quarters ended March 31,           $  3.27    $  1.80    $ 8.063    $ 4.750
   Quarters ended June 30,               3.25       1.60      5.500      2.120
   Quarters ended September 30,          2.10       1.13      3.960      1.560
   Quarters ended December 31,           1.70       0.41      3.910      1.520
--------------------------------------------------------------------------------
   Source:  Yahoo (2002) Nasdaq Online(SM)  (2001) Internet Site

On March 24, 2003, there were approximately 1,275 beneficial owners, 155 of which were record holders.

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

Item 6.  Selected Financial Data

FINANCIAL HIGHLIGHTS
(In thousands, except per share data)

---------------------------------------------------------------------------------------------------------
Years Ended December 31,                             2002        2001        2000       1999        1998
---------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations Data:
Revenues:
  Software                                        $  4,817    $  2,760    $  8,451   $  7,575    $  8,741
  Services and post-contract customer support       20,307      23,960      28,222     25,599      21,890
  Hardware                                           7,146       5,784       5,337      7,386       3,282
---------------------------------------------------------------------------------------------------------
Total Revenues                                      32,270      32,504      42,010     40,560      33,913
---------------------------------------------------------------------------------------------------------

Cost of Revenues:
 Software                                            1,233         963         797        606         525
 Services and post-contract customer support        13,984      17,681      16,632     14,921      14,583
 Hardware                                            5,794       4,840       4,361      6,260       2,759
---------------------------------------------------------------------------------------------------------
Total Cost of Revenues                              21,011      23,454      21,790     21,787      17,867
---------------------------------------------------------------------------------------------------------

Gross Margin                                        11,259       9,020      20,220     18,773      16,046

Operating Expenses:
 Product development                                 4,676       5,200       5,301      7,638       3,412
 Sales and marketing                                 9,625       9,008       9,254      7,159       5,494
 General and administrative                          4,075       6,622       4,793      6,574       4,177
 Restructuring and other charges                     1,160       1,927          --        398          --
 Asset impairment charges                               --       5,697          --      3,190          --
---------------------------------------------------------------------------------------------------------
Total Operating Expenses                            19,536      28,454      19,348     24,959      13,083
---------------------------------------------------------------------------------------------------------
Income (loss) from operations                       (8,277)    (19,434)        872     (6,186)      2,963
---------------------------------------------------------------------------------------------------------
Other income, net                                    2,860         508         891        573         217
---------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes     (5,417)    (18,926)      1,763     (5,613)      3,180

Provision for income taxes                              --          --          --         --         100
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                                 $ (5,417)   $(18,926)   $  1,763   $ (5,613)   $  3,080
---------------------------------------------------------------------------------------------------------

Net Income (Loss) per share - diluted             $  (0.69)   $  (2.38)   $   0.21   $  (0.77)   $   0.42
=========================================================================================================

Shares used in computing diluted net
 income (loss) per share                             7,795       7,962       8,452      7,288       7,383

Consolidated Balance Sheet Data:
Cash and cash equivalents                         $  3,005    $  7,906    $ 21,201   $ 21,169    $  8,555
Working capital (deficiency)                        (4,392)      1,554      19,773     20,388       9,530
Total assets                                        18,036      23,891      38,605     35,563      25,557
Long-term debt, less current portion                     2          30         166        181         412
Total shareholders' equity                             779       6,192      25,645     23,281      15,403

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

Contract Accounting

For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage of completion basis, with progress to completion measured based upon labor time expended. Catalyst reserves for project cost overruns when such overruns are identified. We recognize project cost overruns when we will exceed our budgeted number of days on a project. The reserve is based on a standard cost per day.


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


Legal Accruals

As discussed in Note 11 of our consolidated financial statements, as of December 31, 2002, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer. This estimate has been developed in consultation with outside counsel. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in this matter may change.

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


Impairment Charges

We review our long-lived assets for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. There were no impairment charges for 2002, compared to $5.7 million in 2001.


REVENUE
--------------------------------------------------------------------------------

Catalyst's revenues are derived from software, services and PCS, and hardware. Total revenues decreased by 0.7% to $32.3 million in 2002 and decreased by 22.6% to $32.5 million in 2001. We believe that the flat revenues in 2002 were due primarily to project delays and longer sales cycles tied to global economic conditions. The following table sets forth, by category, revenues, percentage change year-over-year, and percentage of total revenues for the years indicated:

----------------------------------------------------------------------------------------------------------
                            Net Revenues             Percentage Change             Percentage of
                           (In thousands)             (Year-over-year)             Total Revenues
----------------------------------------------------------------------------------------------------------
                    2002       2001       2000       2002        2001        2002       2001       2000
                 ---------------------------------------------------------------------------------------
 Software        $  4,817   $  2,760   $  8,451      74.5%      (67.3)%      14.9%       8.5%      20.1%
 Services and PCS  20,307     23,960     28,222     (15.3)      (15.1)       62.9       73.7       67.2
 Hardware           7,146      5,784      5,337      23.6         8.4        22.2       17.8       12.7
----------------------------------------------------------------------------------------------------------

International revenues increased 9.7% to $5.6 million in 2002 and decreased 18.8% to $5.1 million in 2001. International revenues accounted for 17.5%, 15.8%, and 15.1% of total revenues in 2002, 2001, and 2000, respectively. The increase in international revenues in 2002 was due primarily to an increase in UK sales. The decrease in 2001 occurred primarily to a decrease in software revenues attributable to international customers.


Software

Software consists of revenues from the sale of Catalyst's products and related add-on third party software products. Software revenues increased by 74.5% to $4.8 million in 2002 and decreased by 67.3% to $2.8 million in 2001. Software revenues may fluctuate based upon the size and quantity of new or add-on license agreements, as well as the progress toward completion for contracts that are accounted for using contract accounting.

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


Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues decreased by 15.3% to $20.3 million in 2002 and decreased by 15.1% to $24.0 million in 2001. The following table sets forth the components of services and PCS revenues as a percentage of total revenues for the years indicated:

       ----------------------------------------------------------------------
                                            2002        2001        2000
       ----------------------------------------------------------------------
         Software modifications             18.1%       20.1%       17.8%
         Professional services              12.8        25.2        28.0
         PCS agreements                     32.0        28.4        21.4
                                         ----------------------------------
                                            62.9%       73.7%       67.2%
       =====================================================================

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

Professional services revenues are derived from implementation services, performance of the CRP, technical services, project management, and education services. Professional services revenues decreased in 2002 due to fewer new products sold. Professional services revenues are recognized based on the number of days of work actually performed.

Customers typically enter into an agreement for PCS at the time they license CatalystCommand and, generally pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. The increase in PCS revenues in 2002 was due primarily to new PCS (CatalystCare) agreements and renewal of existing PCS agreements.


Hardware

Hardware consists primarily of computer hardware, radio frequency equipment, and printers that we sell to our customers on behalf of hardware and other equipment manufacturers. Hardware revenues increased by 23.6% to $7.1 million in 2002 and increased by 8.4% to $5.8 million in 2001.


COST OF REVENUES
--------------------------------------------------------------------------------


Cost of Software

Cost of software consists of the cost of related add-on third party software products and the amortization of capitalized software development costs. The cost of software was $1,233,000, $963,000, and $797,000 in 2002, 2001, and 2000,
respectively. As a percentage of software revenue, the costs were 25.6%, 34.9%, and 9.4% in 2002, 2001, and 2000 respectively. The increase in cost of software was due to the amortization of certain capitalized software costs.


Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. Cost of services and PCS as a percentage of services and PCS revenues were 68.9%, 73.8%, and 58.9% in 2002, 2001, and 2000, respectively. Cost of services and PCS decreased in 2002 as a percentage of total services and PCS revenues due to fewer new services and PCS contracts.


Cost of Hardware

Cost of hardware consists of the cost of computer hardware, radio frequency equipment, and printers sold by us on behalf of the equipment manufacturers. We do not inventory or service hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware was $5.8 million, $4.8 million, and $4.4 million in 2002, 2001, and 2000, respectively. As a percentage of hardware sales, the cost was 81.1%, 83.7%, and 81.7% in 2002, 2001, and 2000, respectively.

OPERATING EXPENSES
--------------------------------------------------------------------------------


Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs decreased 10.1% to $4.7 million in 2002 and decreased slightly to $5.2 million in 2001. Product development costs decreased in 2002 due primarily to fewer products being developed. Product development costs represented 14.5%, 16.0%, and 12.6% of total revenues in 2002, 2001, and 2000, respectively.


Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses increased 6.8% to $9.6 million in 2002 and decreased slightly to $9.0 million in 2001. In general, the increase in sales and marketing expenses in 2002 was due to the company re-branding and increased focus on international sales. Sales and marketing expenses represented 29.8%, 27.7%, and 22.0% of total revenues in 2002, 2001, and 2000, respectively.


General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resource, and quality assurance personnel. General and administrative expenses decreased by 38.5% to $4.1 million in 2002 and increased by 38.2% to $6.6 million in 2001. General and administrative expenses represented 12.6% of total revenues in 2002, 20.4% in 2001, and 11.4% in 2000. In 2002, general and administrative expenses decreased as a percentage of total revenue compared to 2001 due to a reduction of $1.7 million in legal expense and a reduction of $900,000 in charges to the allowance for doubtful accounts, which were incurred during the same period in 2001.


OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES
--------------------------------------------------------------------------------


Restructuring, Impairment, and Other Charges

During 2002, restructuring charges decreased by 39.9% to $1.2 million. During 2002, Catalyst recorded an aggregate charge of $1.2 million which consisted of non-compete amortization of $515,000 related to the former president's non-compete agreement and $645,000 related to severance payments and outplacement services related to workforce reductions in 2002. The severance payments and outplacement services were paid in cash during 2002, except for approximately $189,000 which was paid in 2003. The obligations under the non-compete agreement were also paid in 2002.

During 2001, there were several events that resulted in an aggregate charge of $7.6 million, which represented restructuring and other charges of $1.9 million and asset impairment charges of $5.7 million. The former president and chief executive officer resigned in March 2001. Catalyst recorded charges aggregating $1.1 million relating to amortization of a non-compete agreement and other expenses related to his resignation. In the third quarter of 2001, Catalyst initiated a restructuring plan and overall workforce reduction of approximately 15%. Charges of $796,000 were recorded for severance payments and outplacement services related to this workforce reduction. Catalyst also reviewed the carrying values of certain licensed technology and capitalized software development costs and recorded an impairment charge of $5.7 million to adjust the carrying values of such assets to their estimated fair market values. All cash expense amounts were disbursed in the year ended December 31, 2001, except for approximately $183,000, which was paid in 2002. The obligations under the non-compete agreement were also paid in 2002.


Other Income and Expense

Other income consists primarily of interest income and interest expense and does not have a material impact on operating results.

During 2002, miscellaneous income included a $2.8 million gain resulting from the termination of an agreement with Kewill Systems, PLC (Kewill). Under the termination agreement, Kewill agreed that no further obligations were required to be performed by Catalyst in connection with the previously executed services agreement. Accordingly, deferred revenue that had previously been recorded related to the future obligations was written off.


Income Tax Expense

At December 31, 2002, Catalyst was not subject to regular income taxes because we had net operating loss carry-forwards of approximately $38 million for federal and state income tax purposes. We were not subject to alternative minimum tax (AMT) in 2000. In 2002 and 2001, no income tax expense was recorded as we incurred a net loss for both financial and income tax reporting purposes. No net deferred tax expense (credit) was recorded in any of the three years reported as we continue to record a valuation allowance to reserve for the net deferred tax asset.


Liquidity and Capital Resources

In 2002, Catalyst used $4.9 million in cash; $3.7 million was used in operating activities, $1.7 million was used in investing activities for capital expenditures, capitalized software development costs, and the purchase of licensed technology; $602,000 was provided by a borrowing on the line of credit; and $118,000 was used for payments on capital lease obligations. In 2001, we used $13.3 million in cash; $3.9 million was used in operating activities, $8.6 million was used in investing activities for capital expenditures, capitalized software development costs, and the purchase of licensed technology offset by the proceeds from the sale of equipment and internal use software; $263,000 was used for payments on capital lease obligations; and $548,000 was used to purchase common stock for treasury. In 2000, we generated $31,000 in cash; $4.3 million was generated by operating activities, $4.5 million was used in investing activities for capital expenditures and capitalized software development costs, $1.1 million was generated by employees' exercise of stock options, $404,000 was used for payments on capital lease obligations and $482,000 was used to purchase common stock for treasury.

Capital expenditures totaled $257,000, $1.1 million, and $2.7 million in 2002, 2001, and 2000, respectively. Capital expenditures decreased in 2002 due to cost control measures implemented during the second half of 2001.

In 2001, Catalyst repurchased 257,944 shares of common stock under provisions of a stock repurchase program adopted by the board of directors on March 21, 1996. In 2000, Catalyst repurchased 99,068 shares of common stock under this program.

As of December 31, 2002, Catalyst had $3.0 million in cash and cash equivalents and negative working capital of $4.4 million. In March 2003, we entered into a $1.0 million line of credit (the Revolving Credit Facility) with First National Bank of Muscatine. The Revolving Credit Facility bears interest at 3.5% and expires on March 17, 2004. Advances under this line are contingent upon First National Bank of Muscatine at all times having collateral in its control in the form of cash. As a result, this facility cannot be relied upon as a material source of continuing liquidity. In March 2003, Catalyst also obtained a $1 million term loan with First National Bank of Muscatine. This loan bears interest at the prime rate plus 1.25 %, requires quarterly interest payments and is secured by substantially all of Catalyst's assets. The minimum interest rate under this facility is 5.25% and expires on March 17, 2004. Proceeds from this facility were used to pay off $602,000 of borrowings outstanding under a previous line of credit. In conjunction with this agreement, Catalyst entered into a collateral fee and security agreement with certain directors who pledged additional collateral to secure this loan. The annual fee to the pledgors is 3.5% of their respective share of pledged collateral.

At December 31, 2002, accounts receivable increased by 2.9%, or $265,000, compared to December 31, 2001. In addition, at December 31, 2002, Catalyst had reserves of $475,000 for doubtful accounts and $105,000 for known and estimated project cost overruns. This compares to $900,000 and $147,000, respectively, for the same reserves at December 31, 2001. We believe we have adequately provided for potential risks with respect to accounts receivable and project reserves known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development. We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs in cash flows are subject to uncertainty. Based on our current strategy, we believe we will require funds to finance our longer term strategy. It is our current intention to raise approximately $3-5 million dollars of additional financing via private placement or a registered stock offering for general corporate purposes and potential acquisitions. Additional financing may not be available to us on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to expand our business operations and execute our strategy which could harm our business, results of operations, and financial condition.

The following summarizes our contractual obligations at December 31, 2002 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


                                                         Less Than      Years     Years      Over
Contractual Obligations                         Total       1 Year        1-3       4-5   5 Years
-------------------------------------------------------------------------------------------------
Non-cancelable operating lease obligations    $ 3,168       $  763    $ 1,695    $  664    $   46
Non-cancelable capital lease obligations           32           29          3        --        --
Bank line of credit                               602          602         --        --        --
-------------------------------------------------------------------------------------------------
Total contractual obligations                 $ 3,802      $ 1,394    $ 1,698    $  664    $   46
=================================================================================================


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe that we have material exposure to market risk with respect to any investments as we do not use market rate-sensitive instruments for trading or other purposes. For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds and commercial paper. The cost of these securities, which are considered as "available for sale" for financial reporting purposes, approximated fair value at both December 31, 2002 and 2001. There were no realized gains or losses in any of the three years in the period ended December 31, 2002.

Item 8.  Financial Statements and Supplementary Data

Quarterly Results

The following table sets forth unaudited consolidated statements of operations data for each of the quarters in the years ended December 31, 2002 and 2001. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarter presented. Certain amounts in the first and second quarters of 2001 were reclassified to conform to the December 31, 2001 presentation. The operating results for any quarter are not necessarily indicative of the results for any future period.

-------------------------------------------------------------------------------------------------------------------------------
Quarters Ended                     12/31/02    09/30/02    06/30/02    03/31/02    12/31/01    09/30/01    06/30/01    03/31/01
-------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)
Revenues:
 Software                          $    729    $  1,788    $  1,151    $  1,149    $    908    $    433    $    370    $  1,049
 Services and post-contract
   customer support                   4,120       5,136       5,650       5,401       5,298       6,438       6,317       5,907
 Hardware                             2,812         827       1,889       1,618       2,327       1,012       1,113       1,332
-------------------------------------------------------------------------------------------------------------------------------
Total Revenues                        7,661       7,751       8,690       8,168       8,533       7,883       7,800       8,288
-------------------------------------------------------------------------------------------------------------------------------

Cost of Revenues:
 Software                               341         199         511         182         330         219         178         236
 Services and post-contract
   customer support                   3,220       3,389       3,680       3,695       4,216       4,340       4,578       4,547
 Hardware                             2,204         674       1,486       1,430       1,991         791         999       1,059
-------------------------------------------------------------------------------------------------------------------------------
Total Cost of Revenues                5,765       4,262       5,677       5,307       6,537       5,350       5,755       5,842
-------------------------------------------------------------------------------------------------------------------------------

Gross Margin                          1,896       3,489       3,013       2,861       1,996       2,533       2,045       2,446

Operating Expenses:
 Product development                  1,151       1,180       1,018       1,327       1,312       1,242       1,458       1,188
 Sales and marketing                  2,560       2,615       2,392       2,059       1,762       2,265       2,489       2,492
 General and administrative             873       1,106       1,094       1,001         916       1,151       1,355       3,200
 Restructuring and other charges        309         448         210         193         367         852         708          --
 Asset impairment charges                --          --          --          --       5,697          --          --          --
-------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses              4,893       5,349       4,714       4,580      10,054       5,510       6,010       6,880
-------------------------------------------------------------------------------------------------------------------------------
Loss from operations                 (2,997)     (1,860)     (1,701)     (1,719)     (8,058)     (2,977)     (3,965)     (4,434)
Other income (expense), net             (10)      2,833          45          (8)         62         112         112         222
-------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                  $ (3,007)   $    973    $ (1,656)   $ (1,727)   $ (7,996)   $ (2,865)   $ (3,853)   $ (4,212)
===============================================================================================================================

Net income (loss) per share:
 Basic                             $  (0.39)   $   0.12    $  (0.21)   $  (0.22)   $  (1.03)   $  (0.36)   $  (0.48)   $  (0.52)
 Diluted                           $  (0.39)   $   0.12    $  (0.21)   $  (0.22)   $  (1.03)   $  (0.36)   $  (0.48)   $  (0.52)

Shares used in computing net
   income (loss) per share:
 Basic                                7,795       7,795       7,795       7,797       7,797       7,991       8,020       8,040
 Diluted                              7,795       7,841       7,795       7,797       7,797       7,991       8,020       8,040
-------------------------------------------------------------------------------------------------------------------------------

The common stock is listed on the Over-the-Counter Bulletin Board(R) under the symbol "CLYS.OB." Since the initial public offering on November 16, 1995, the common stock has traded at a high of $21.625 per share and a low of $0.41 per share. As of March 24, 2003, there were 7,795,803 shares of common stock outstanding held by approximately 1,275 beneficial owners, 155 of which were record holders.

Consolidated Statements of Operations

----------------------------------------------------------------------------------------------------
Years Ended December 31,                                      2002            2001            2000
----------------------------------------------------------------------------------------------------
Revenues:
Software                                              $  4,816,763    $  2,759,913    $  8,451,526
Services and post-contract customer support             20,307,187      23,960,234      28,222,224
Hardware                                                 7,146,243       5,783,723       5,336,708
----------------------------------------------------------------------------------------------------
     Total Revenues                                     32,270,193      32,503,870      42,010,458
----------------------------------------------------------------------------------------------------

Cost of Revenues:
Cost of software                                         1,232,778         962,830         797,117
Cost of services and post-contract customer support     13,984,357      17,681,132      16,632,253
Cost of hardware                                         5,794,409       4,840,001       4,361,113
----------------------------------------------------------------------------------------------------
     Total Cost of Revenues                             21,011,544      23,483,963      21,790,483
----------------------------------------------------------------------------------------------------

Gross Margin                                            11,258,649       9,019,907      20,219,975

Operating Expenses:
Product development                                      4,676,048       5,200,691       5,300,762
Sales and marketing                                      9,625,196       9,007,688       9,254,354
General and administrative                               4,075,100       6,622,065       4,793,251
Restructuring and other charges (Note 10)                1,159,268       1,927,098              --
Asset impairment charges (Note 10)                              --       5,696,866              --
----------------------------------------------------------------------------------------------------
     Total Operating Expenses                           19,535,612      28,454,408      19,348,367
----------------------------------------------------------------------------------------------------

Income (Loss) From Operations                           (8,276,963)    (19,434,501)        871,608

Other Income (Expense):
Interest expense                                           (18,684)        (26,535)        (53,235)
Investment income                                           87,405         565,050       1,389,546
Miscellaneous income (expense) net (Note 12)             2,791,567         (30,437)       (444,773)
----------------------------------------------------------------------------------------------------
     Total Other Income, Net                             2,860,288         508,078         891,538
----------------------------------------------------------------------------------------------------

Net Income (Loss)                                     $ (5,416,675)   $(18,926,423)   $  1,763,146
====================================================================================================

Earnings (loss) per share (Note 1):
    Basic                                             $      (0.69)   $      (2.38)   $       0.22
    Diluted                                           $      (0.69)   $      (2.38)   $       0.21

See accompanying notes.

Consolidated Balance Sheets

----------------------------------------------------------------------------------------------
December 31,                                                         2002            2001
----------------------------------------------------------------------------------------------
Assets
Current Assets:
 Cash and cash equivalents                                      $  3,004,620    $  7,906,342
 Accounts receivable, net of allowance for doubtful
  accounts of $475,000 in 2002 and $900,000 in 2001                9,214,112       8,949,582
Prepaid expenses and other                                           508,606         650,971
----------------------------------------------------------------------------------------------
    Total Current Assets                                          12,727,338      17,506,895
----------------------------------------------------------------------------------------------

Equipment and Leasehold Improvements:
 Computer hardware and software                                    7,223,289       7,169,718
 Office equipment                                                  2,380,231       2,372,316
 Leasehold improvements                                              981,194         966,703
----------------------------------------------------------------------------------------------
                                                                  10,584,714      10,508,737
 Less accumulated depreciation                                     8,518,237       7,387,677
----------------------------------------------------------------------------------------------
    Total Equipment and Leasehold Improvements                     2,066,477       3,121,060
----------------------------------------------------------------------------------------------

Capitalized software development costs, net of accumulated
 amortization of $1,103,837 in 2002 and $479,376 in 2001           2,361,893       1,748,278

Intangible assets, net (Note 2)                                      880,668       1,514,718
----------------------------------------------------------------------------------------------
    Total Assets                                                $ 18,036,376    $ 23,890,951
==============================================================================================

Liabilities and Shareholders' Equity
Current Liabilities:
 Accounts payable                                               $  3,616,993    $  3,606,493
 Accrued liabilities                                               1,678,448       1,347,886
 Accrued professional and legal fees                               1,142,683       1,583,084
 Accrued non-compete obligation                                           --       1,090,000
 Line of credit (Note 3)                                             601,599              --
 Deferred revenues                                                10,050,869       8,206,654
 Current portion of capital lease obligations (Note 4)                28,363         118,454
----------------------------------------------------------------------------------------------
    Total Current Liabilities                                     17,118,955      15,952,571
----------------------------------------------------------------------------------------------

Noncurrent Liabilities:
 Capital lease obligations (Note 4)                                    2,442          30,495
 Deferred revenues                                                    33,763       1,565,281
 Deferred rent (Note 4)                                              101,974         150,922
----------------------------------------------------------------------------------------------
    Total Noncurrent Liabilities                                     138,179       1,746,698
----------------------------------------------------------------------------------------------

Commitments and contingencies (Notes 4 and 11)

Shareholders' Equity (Notes 5 and 6):
 Preferred stock, $0.01 par value; 2,000,000
  shares authorized; none issued or outstanding                           --              --
 Common stock, $0.10 par value; 25,000,000 shares authorized;
  shares issued: 9,216,078 in 2002 and 9,214,744 in 2001             921,608         921,474
 Additional paid-in capital                                       43,690,241      43,686,140
 Accumulated deficit                                             (38,038,786)    (32,622,111)
Treasury stock, at cost-- 1,420,275 shares of common stock        (5,793,821)     (5,793,821)
----------------------------------------------------------------------------------------------
    Total Shareholders' Equity                                       779,242       6,191,682
----------------------------------------------------------------------------------------------
    Total Liabilities and Shareholders' Equity                  $ 18,036,376    $ 23,890,951
==============================================================================================

See accompanying notes.

Consolidated Statements of Shareholders' Equity

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Additional
                                            Common Stock             Paid-in      Accumulated      Treasury
                                         Shares       Dollars        Capital        Deficit          Stock           Total
---------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 1999      8,939,264   $    893,926   $ 42,609,592   $(15,458,834)   $ (4,763,574)   $ 23,281,110
=================================================================================================================================
    Purchase of common stock
      for treasury (Note 5)                   --             --             --             --        (481,910)       (481,910)
    Stock options exercised              261,679         26,168      1,056,843             --              --       1,083,011
    Net income                                --             --             --      1,763,146              --       1,763,146
---------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 2000      9,200,943        920,094     43,666,435    (13,695,688)     (5,245,484)     25,645,357
=================================================================================================================================
    Purchase of common stock
      for treasury (Note 5)                   --             --             --             --        (548,337)       (548,337)
    Stock options exercised               13,801          1,380         17,796             --              --          19,176
    Compensation expense on
     stock options                            --             --          1,909             --              --           1,909
    Net loss                                  --             --             --    (18,926,423)             --     (18,926,423)
---------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 2001      9,214,744        921,474     43,686,140    (32,622,111)     (5,793,821)      6,191,682
=================================================================================================================================
    Stock options exercised                1,334            134            285             --              --             419
    Compensation expense on
     stock options                            --             --          3,816             --              --           3,816
    Net loss                                  --             --             --     (5,416,675)             --      (5,416,675)
---------------------------------------------------------------------------------------------------------------------------------
    Balances at December 31, 2002      9,216,078   $    921,608   $ 43,690,241   $(38,038,786)   $ (5,793,821)   $    779,242
=================================================================================================================================

   See accompanying notes

Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------
Years Ended December 31,                                   2002            2001            2000
----------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                     $ (5,416,675)   $(18,926,423)   $  1,763,146
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                           1,274,200       1,543,936       1,780,715
  Amortization                                           1,446,857       2,394,218          35,440
  Compensation expense on stock options                      3,816           1,909              --
  (Gain) loss on disposal of equipment
    and leasehold improvements                              35,532          (5,447)        181,128
  Asset impairment charges                                      --       5,696,866              --
  Changes in operating assets and
   liabilities:
    Accounts receivable                                   (264,530)      1,319,938        (162,712)
    Prepaid expenses and other                             142,365        (108,253)        235,298
    Accounts payable                                        10,500         300,967       1,068,640
    Accrued liabilities                                 (1,199,839)         74,515         327,649
    Deferred revenues                                      312,697       3,855,308        (819,155)
    Deferred rent                                          (48,948)        (48,946)        (65,753)
----------------------------------------------------------------------------------------------------
Total adjustments                                        1,712,650      15,025,011       2,581,250
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities     (3,704,025)     (3,901,412)      4,344,396

Investing Activities
Capital expenditures                                      (257,441)     (1,134,301)     (2,714,796)
Capitalized software development costs                  (1,238,076)     (1,004,383)     (1,795,137)
Purchase of licensed technology                           (188,346)     (7,500,000)             --
Proceeds from sale of equipment                              2,292         120,447              --
Proceeds from sale of internal use software                     --         917,380              --
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                   (1,681,571)     (8,600,857)     (4,509,933)

Financing Activities
Payments on capital lease obligations                     (118,144)       (262,890)       (404,081)
Borrowings on line of credit                               601,599              --              --
Proceeds from exercise of stock options                        419          19,176       1,083,011
Purchase of common stock for treasury                           --        (548,337)       (481,910)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        483,874        (792,051)        197,020
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                            (4,901,722)    (13,294,320)         31,483
Cash and cash equivalents at beginning of year           7,906,342      21,200,662      21,169,179
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year              $  3,004,620    $  7,906,342    $ 21,200,662
====================================================================================================
Supplemental disclosure:
 Cash paid for interest                               $     18,684    $     26,535    $     53,235


Noncash investing and financing activities:

During 2001, the Company entered into a non-compete agreement for $1,090,000. In 2000, the Company acquired $300,993 of computer hardware under capital leases.

See accompanying notes.

Notes To Consolidated Financial Statements / December 31, 2002


1.  SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Consolidation

The accompanying consolidated financial statements include the accounts of Catalyst and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company's subsidiary in the United Kingdom is the U.S. dollar; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and nonmonetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the remeasurement of the financial statements into the functional currency are charged to income.


Business and Concentration of Credit Risk

Catalyst develops, markets, and supports supply chain execution software products. Catalyst also provides related services, including engagement services, customer education and training, customer support, consulting services, facilities management, and enabling technologies for customers throughout the United States and certain foreign countries. Catalyst performs periodic credit evaluations of its customers' financial condition and does not require collateral. Catalyst evaluates the collectibility of its accounts receivables based on a combination of factors. Catalyst recognizes an allowance for doubtful accounts based on the length of time the receivables are past due. Specific customer reserves are based upon Catalyst's assessment of deviations in historical payment trends, the age of the account, and ongoing communications with its customers.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.


Cash Equivalents

Catalyst considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds and commercial paper. The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both December 31, 2002 and 2001. There were no realized gains or losses during any of the three years in the period ended December 31, 2002.


Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives as follows: computer hardware and software--three to five years; office equipment--five to seven years; and leasehold improvements--ten years (though no longer than the term of the lease).


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

When the software product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product or three years. Amortization expense was $624,459, $443,936, and $35,440 in 2002, 2001, and 2000, respectively. Catalyst compares the net realizable value on a product by product basis to the unamortized capitalized software development costs and writes off any items that are not considered recoverable.


Intangible Assets

Catalyst's identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives which range from three to five years.

Impairment of Long-Lived Assets

Equipment and leasehold improvements and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the asset or group of assets. Such analysis necessarily involve significant judgment. See Note 10 for impairment charges in 2001.


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

Contract Accounting

For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage of completion basis, with progress to completion measured based upon labor time expended. Catalyst reserves for project cost overruns when such overruns are identified. Included in accrued liabilities are reserves for project cost overruns of $105,000 and $147,000 at December 31, 2002 and 2001, respectively.

Advertising

Advertising costs are expensed as incurred and amounted to approximately $376,000, $837,000, and $878,000 in 2002, 2001, and 2000, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using currently enacted tax rates and laws.

Fair Value of Finanical Instruments

The carrying amounts of Catalyst's financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable, and line of credit obligations are considered to approximate their respective fair values.

Stock-Based Compensation

Catalyst has stock-based employee compensation plans (see Note 6). Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Catalyst has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma net income and net loss per share would have been as follows:

   ----------------------------------------------------------------------------------------------------------
    Years ended December 31,                                    2002              2001              2000
   ----------------------------------------------------------------------------------------------------------
        Net income (loss):
         As reported                                     $   (5,416,675)   $  (18,926,423)   $    1,763,146
         Stock-based employee compensation
         expense determined under fair value based method      (935,919)         (577,343)         (920,540)

         --------------------------------------------------------------------------------------------------
         Proforma                                        $   (6,352,594)   $  (19,503,766)   $      842,606
        Net income (loss) per share:
         As reported, basic                              $        (0.69)   $        (2.38)   $         0.22
         Pro forma, basic                                $        (0.82)            (2.45)             0.11
         As reported, diluted                            $        (0.69)            (2.38)             0.21
         Proforma, diluted                               $        (0.82)            (2.45)             0.10

Comprehensive Income

Comprehensive income (loss) equals net income (loss) in 2002, 2001, and 2000.


Earnings (Loss) Per Share

The numerator for the calculation of basic and diluted earnings per share is net income (loss) in each year. The following table sets forth the computation of basic and diluted weighted average shares used in the per share calculations:

        --------------------------------------------------------------------------------------
            Years ended December 31,                         2002        2001        2000
        --------------------------------------------------------------------------------------
            Denominator for basic earnings per share--
              weighted average shares outstanding         7,794,812   7,961,676   8,023,380
            Effect of dilutive options and warrants              --          --     428,167
            -------------------------------------------------------------------------------
            Denominator for diluted earnings
             (loss) per share                             7,794,812   7,961,676   8,451,547
            Options that could potentially dilute
             earnings per share in the future that
             are not included in the computation of
             diluted earnings (loss) per share, as
             their impact is antidilutive                    59,192     200,905         N/A
        --------------------------------------------------------------------------------------

Accounting Pronouncements

During 2002, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 143 became effective for Catalyst on January 1, 2003, and adoption of this statement is not expected to have any impact on Catalyst's consolidated financial statements. The provisions of SFAS No. 144, which was adopted on January 1, 2002, did not have a material impact on Catalyst's consolidated financial statements. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material impact on Catalyst's consolidated financial statements. Effective December 31, 2002, Catalyst made the disclosures required under SFAS No. 148.

2. INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Amortizable intangible assets consisted of the following at December 31:

     --------------------------------------------------------------------------------------
                                                     2002                      2001
     --------------------------------------------------------------------------------------
                                           Gross                      Gross
                                          Carrying    Accumulated    Carrying   Accumulated
                                           Amount    Amortization     Amount   Amortization
     --------------------------------------------------------------------------------------
     Licensed technology                $ 1,188,346   $   307,678  $ 2,375,000  $ 1,375,000
     Non-compete agreement                1,090,000     1,090,000    1,090,000      575,282
     --------------------------------------------------------------------------------------
                                        $ 2,278,346   $ 1,397,678  $ 3,465,000  $ 1,950,282
     ======================================================================================

Amortization expense related to intangible assets was $552,604 in 2002 and $1,950,282 in 2001.

The estimated future amortization expense related to intangible assets for the years subsequent to December 31, 2002 is as follows:

                           2003      $ 312,782
                           2004        312,782
                           2005        255,104

3.  BANK LINE OF CREDIT
--------------------------------------------------------------------------------

Catalyst had a $5,000,000 bank line of credit. The line of credit, which was due on demand, required monthly interest payments at rates tied to the prime rate or LIBOR and was secured by substantially all of Catalyst's assets. The line of credit expired on January 1, 2003. Borrowings on the line of credit were limited by a borrowing base related to a percentage of Catalyst's eligible investments, less outstanding amounts owed under the line of credit. The Company was required to have $2.5 million of cash at the bank at December 31, 2002. This requirement was not met at December 31, 2002. No amount was outstanding under the line of credit at December 31, 2001.

At December 31, 2002, $601,599 was outstanding under the line of credit bearing interest at 3.75%.

On March 17, 2003, Catalyst entered into a $1.0 million new line of credit facility with a bank. The line of credit is due March 17, 2004, requires quarterly interest payments at 3.5% and is secured by substantially all of Catalyst's assets. Borrowings require the Company to have cash collateral at the bank at all times borrowings under this facility are outstanding.

On March 17, 2003, Catalyst also obtained a $1.0 million term loan with a bank. The term loan is due March 17, 2004 and requires quarterly interest payments at the greater of 5.25% or prime plus 1.25%. Advances under this loan are contingent upon the bank having collateral in the form of cash, bonds or securities with a market value equal to or greater than the amount outstanding under the loan. Catalyst entered into collateral fee and security agreements with certain shareholders who pledged collateral to secure this loan for an annual fee of 3.5% of the collateral pledged. Proceeds from this facility were used to repay the $602,000 outstanding on the previous bank line of credit.



4.  CAPITAL LEASE OBLIGATIONS AND LEASE COMMITMENTS
--------------------------------------------------------------------------------

Capital lease obligations consisted of the following at December 31:


         -----------------------------------------------------------------------
                                                   2002                2001
         -----------------------------------------------------------------------
         Capital lease obligations             $  30,805           $ 148,949
         Less current portion                    (28,363)           (118,454)
         -----------------------------------------------------------------------
                                               $   2,442           $  30,495
         =======================================================================

Catalyst leases computer equipment and a telephone system under capital leases requiring monthly payments in varying amounts through April 2004, with effective interest rates ranging from 7.5% to 10.5%. At December 31, 2002, the gross amount of equipment recorded under capital leases and related accumulated amortization was approximately $305,000 and $283,000, respectively. At December 31, 2001, the cost and accumulated amortization of equipment recorded under capital leases were approximately $824,000 and $673,000, respectively.

Catalyst also leases its corporate office space under two operating leases that extend through January 2006. Catalyst is recognizing rent expense on a straight-line basis, which differs from the pattern of payments required by the lease. Catalyst is required to pay real estate taxes, maintenance, utilities, and insurance on the leased buildings.

At December 31, 2002, future payments under capital and operating leases with remaining terms in excess of one year were as follows:


      --------------------------------------------------------------------------
                                          Capital Leases     Operating Leases
      --------------------------------------------------------------------------
         2003                                    $28,864           $  763,000
         2004                                      2,826              820,000
         2005                                         --              875,000
         2006                                         --              359,000
         2007                                         --              305,000
         Thereafter                                   --               46,000
      --------------------------------------------------------------------------
         Total minimum lease obligations          31,690           $3,168,000
         Amounts representing interest               885
      ----------------------------------------------------
         Capital lease obligation                $30,805
      ====================================================

Total rent expense, including executory costs, on all operating leases was approximately $1,446,000, $1,369,000, and $1,211,000 in 2002, 2001, and 2000
respectively.


5.  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

In March 1996, Catalyst's board of directors authorized a repurchase program for up to 700,000 shares of its common stock from the open market. During 2001 and 2000, Catalyst repurchased 257,944 and 99,068 shares of its common stock under this program for $548,337 and $481,910, respectively. At December 31, 2002, Catalyst is authorized to repurchase an additional 108,856 shares.


6.  STOCK OPTIONS AND WARRANTS
--------------------------------------------------------------------------------

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

The following table summarizes information with respect to Catalyst's Employee and Director Plans for the three years ended December 31, 2002:

  ----------------------------------------------------------------------------------------
                                                             Weighted
                                                             Average          Number of
                                            Number of     Option Exercise      Options
                                             Options      Price per Share    Exercisable
  ----------------------------------------------------------------------------------------
     Outstanding at December 31, 1999       2,053,377       $     6.18         967,312
     Granted                                  850,160             5.51
     Exercised                               (261,679)            4.14
     Canceled                                (391,343)           10.08
  ----------------------------------------------------------------------------------------
     Outstanding at December 31, 2000       2,250,515             5.49       1,039,764
     Granted                                  803,825             2.89
     Exercised                                (13,801)            1.39
     Canceled                                (900,063)            6.13
  ----------------------------------------------------------------------------------------
     Outstanding at December 31, 2001       2,140,476             4.27         901,394
     Granted                                  268,925             2.70
     Exercised                                 (1,334)            0.31
     Canceled                                (445,645)            4.76
  ----------------------------------------------------------------------------------------

     Outstanding at December 31, 2002       1,962,422       $     3.95         937,154
  ========================================================================================

At December 31, 2002, 1,908,979 options were available for grant under the Employee and Director Plans. As of December 31, 2002, the range of exercise prices on outstanding options is as follows:

  --------------------------------------------------------------------------------------------
                                                    Number of     Weighted        Number of
                                                     Options       Average         Options
                                                   Outstanding  Exercise Price   Exercisable
  --------------------------------------------------------------------------------------------
    Price range $0.10 to $3.86, weighted
     average contractual life of 5.7 years          1,454,051      $  2.82          623,876
    Price range $4.00 to $8.50, weighted
     average contractual life of 7.2 years            385,434         5.31          208,681
    Price range $10.00 to $13.94, weighted
     average contractual life of 6.2 years            108,092        12.79           93,554
    Price range $14.00 to $16.38, weighted
     average contractual life of 6.3 years             14,845        14.63           11,043
                                                    ---------      -------          -------
                                                    1,962,422         3.95          937,154
    =======================================================================================

Catalyst has an outstanding warrant for the purchase of 10,000 shares of its common stock at $3.50 per share, the market price of the underlying stock as of the modification date in 1997. The term was extended to 10 years after the modification date.

Catalyst has reserved 3,881,401 shares of common stock at December 31, 2002, to provide for the exercise of outstanding stock options and warrants and the granting of stock options.

The weighted-average grant date option fair values were $2.32, $2.31, and $4.23 per share for 2002, 2001, and 2000 option grants, respectively. For grants made prior to Catalyst becoming a public company, the minimum value method was used to estimate the fair value of the options. For grants made after Catalyst's initial public offering in November 1995, the Black-Scholes method was used. The following weighted average assumptions were used for grants in 2002, 2001, and 2000, respectively: risk-free interest rates of 4.0%, 4.5%, and 6.5%; dividend yields of 0%; expected common stock market price volatility factors of 1.33, 1.09, and 0.98; and a weighted average expected life of the options of five years.


7.  RETIREMENT PLAN
--------------------------------------------------------------------------------

Catalyst sponsors an employee savings and retirement plan in which all employees over 21 years of age with one month of service are eligible to participate. Participants can elect to defer up to 15% of their compensation in accordance with Section 401(k) of the Internal Revenue Code. Catalyst, at its discretion, can match up to 100% of the employees' contributions. During 2002, the Company did not make a contribution to the plan. Company contributions to the plan were approximately $118,000 and $310,000 in 2001 and 2000, respectively.


8.  INCOME TAXES
--------------------------------------------------------------------------------

The provision for income taxes consisted of the following:

       --------------------------------------------------------------------------------
         Years Ended December 31,                    2002          2001          2000
       --------------------------------------------------------------------------------
         Current:
         Federal                              $        --   $        --    $       --
         State                                         --            --            --
         Foreign                                       --            --            --
       --------------------------------------------------------------------------------
                                                       --            --            --

           Deferred                            (2,051,000)   (7,231,000)       42,000
           Change in valuation allowance        2,051,000     7,231,000       (42,000)
       --------------------------------------------------------------------------------
                                              $        --   $        --    $       --
       --------------------------------------------------------------------------------

The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

       ----------------------------------------------------------------------------------------------
         Years Ended December 31,                                2002           2001           2000
       ----------------------------------------------------------------------------------------------
         Provision (benefit) at U.S. statutory rate       $(1,842,000)   $(6,435,000)   $   599,000
         State effect of change in deferred tax assets       (257,000)    (1,019,000)       142,000
         General business credits                                  --        167,000       (232,000)
         Change in valuation allowance                      2,051,000      7,231,000       (566,000)
         Permanent differences, net                            48,000         56,000         57,000
       ----------------------------------------------------------------------------------------------
                                                          $        --    $        --    $        --
       ==============================================================================================

At December 31, 2002, Catalyst had net operating loss carry forwards of approximately $38,000,000 and $38,200,000 for federal and state income tax purposes, respectively, which expire between 2008 and 2022. Of these net operating loss carry-forwards, $5,839,000 were created by deductions from the exercise of nonqualified stock options from 1995 through 2002. The tax benefit realized upon the use of net operating loss carry-forwards in future years related to such deductions will be credited directly to additional paid-in capital. At December 31, 2002, Catalyst had general business credit carry-forwards of $1,103,000 and $329,000 for federal and state income tax purposes, respectively, which expire from 2006 through 2021. At December 31, 2002, Catalyst had $96,000 of alternative minimum tax (AMT) credits which do not expire.

Annual limitations on the use of these loss and credit carry-forwards due to changes in ownership are not expected to materially impact Catalyst.





The tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities were as follows:

       ------------------------------------------------------------------------------
         December 31,                                          2002            2001
       ------------------------------------------------------------------------------
         Deferred tax assets:
         AMT and general business credits             $   1,528,000   $   1,528,000
         Net operating loss carry-forwards               14,923,000      10,910,000
         Deferred revenue and accrued project costs          41,000       1,168,000
         Intangible assets                                  129,000         425,000
         Allowance for doubtful accounts                    186,000         352,000
         Deferred rent                                       39,000          59,000
         Accrued compensation                               314,000         427,000
         Other                                               19,000          19,000
       ------------------------------------------------------------------------------
                                                         17,179,000      14,888,000
         Deferred tax liabilities:
         Depreciation                                       (56,000)        (56,000)
         Capitalized software development costs            (926,000)       (686,000)
       ------------------------------------------------------------------------------
                                                           (982,000)       (742,000)
       ------------------------------------------------------------------------------
         Net deferred tax assets                         16,197,000      14,146,000
         Valuation allowance                            (16,197,000)    (14,146,000)
       ------------------------------------------------------------------------------
                                                      $          --   $          --
       ==============================================================================

The valuation allowance at December 31, 2002 and 2001, was provided because of uncertainty based on Catalyst's historical operating results, with respect to realization of deferred tax assets.


9.  SEGMENT DISCLOSURE AND MAJOR CUSTOMERS
--------------------------------------------------------------------------------

Catalyst operates in one industry segment. In the year ended December 31, 2002, Catalyst had one customer that accounted for more than 10% of total revenues. The customer represented $4.2 million or 13.1% of our total revenues. There were no sales to individual customers that exceeded 10% of revenues in 2001 or 2000.

 International revenues accounted for 17.5%, 15.8%, and 15.1% of total revenues in 2002, 2001, and 2000, respectively. Revenues by geographic area were as follows:

        --------------------------------------------------------------------------------
          Years Ended December 31,                  2002           2001           2000
        --------------------------------------------------------------------------------
          United States                      $26,620,609    $27,355,416    $35,671,261
          United Kingdom                       2,713,367      2,093,832      2,581,446
          France                                       *              *      1,105,902
          Countries in which revenues
          did not exceed $1 million            2,936,217      3,054,622      2,651,849
        --------------------------------------------------------------------------------
                                             $32,270,193    $32,503,870    $42,010,458
        ================================================================================
         *Revenues did not exceed $1 million.


10.   RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES
--------------------------------------------------------------------------------

During 2001, there were several events that resulted in an aggregate charge of $7,623,964, which represented restructuring and other charges of $1,927,098 and asset impairment charges of $5,696,866. The former president and chief executive officer resigned in March 2001. Catalyst recorded charges aggregating $1,130,949 relating to amortization of a non-compete agreement and other expenses related to his resignation. In the third quarter of 2001, Catalyst initiated a restructuring plan and overall workforce reduction of approximately 15% or 52 staff. Charges of $796,149 were recorded for severance payments and outplacement services related to this workforce reduction. Catalyst also reviewed the carrying values of certain licensed technology and capitalized software development costs and recorded an impairment charge of $5,696,866 to adjust the carrying values of such assets to their estimated fair market values. This impairment charge was caused by the discontinuance of certain software development projects as well as the write-down of software products to their net realizable value. All cash expense amounts were disbursed in the year ended December 31, 2001, except for approximately $183,000, which was paid in 2002.

During 2002, Catalyst recorded an aggregate charge of $1,159,268, which consisted of non-compete amortization of $514,718 related to the former president's non-compete agreement and $644,550 related to severance payments and outplacement services related to workforce reductions in 2002. The severance payments and outplacement services were paid in cash during 2002, except for approximately $189,000, which was paid in the first two months of 2003. The obligations under the non-compete agreement were also paid in 2002.


11.  CONTINGENCIES
--------------------------------------------------------------------------------

The Company has been involved in a dispute with a former customer. In January 2002, an arbitration panel issued an award in favor of the former customer for $800,000 plus 5% interest. The Company challenged the validity of the award on the basis that it was not issued by the arbitration panel in a timely manner consistent with the rules of arbitration.

On November 22, 2002, the District Court ruled in favor of Catalyst's motion to vacate the arbitration award and denied the Claimant's petition to confirm the award. The claimant appealed this decision to the 7th Circuit Court of Appeals. During 2002, the Company reduced its accrual for this matter by $525,000 as a result of management's assessment of the probable liability relating to this matter.

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


12.  MISCELLANEOUS INCOME
--------------------------------------------------------------------------------

Miscellaneous income in 2002 includes a $2.8 million gain resulting from the termination of an agreement with Kewill Systems, PLC (Kewill). Under the termination agreement, Kewill agreed that no further obligations were required to be performed by Catalyst in connection with the previously executed services agreement. Accordingly, deferred revenue that had previously been recorded related to the future obligations was recognized as other income.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Catalyst International, Inc.

We have audited the accompanying consolidated balance sheets of Catalyst International, Inc. (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                              Ernst & Young LLP

Milwaukee, Wisconsin
February 7, 2003, except for Note 3, as
 to which the date is March 17, 2003

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.




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


Executive Officers

James B. Treleaven      56     President and Chief Executive Officer
John K. Gorman          48     Executive Vice President--Operations
David H. Jacobson       42     Executive Vice President--Finance and Chief
                                 Financial Officer
David A. March          47     Executive Vice President--Sales and Marketing

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

Mr. Gorman has served as Executive Vice President--Operations since October 2001. Mr. Gorman joined Catalyst on September 1, 2001 as Senior Vice President--Client Services. Prior to joining Catalyst, Mr. Gorman served as senior vice president--client services at Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from February 2000 to August 2001. From December 1998 to February 2000, he served as a business unit leader for Axciom Corporation, an international provider of comprehensive information management solutions using customer, consumer and business data. From August 1989 to December 1999, Mr. Gorman served in various roles, the most recent being director--customer systems, at Moore Corporation, one of the world's largest suppliers of business forms and services.

Mr. Jacobson joined Catalyst in October 2001 as Executive Vice President--Finance and Chief Financial Officer. Prior to joining Catalyst, Mr. Jacobson served as senior vice president and chief financial officer at Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from November 2000 to September 2001 and as executive vice president and chief financial officer at Coolsavings.com from October 1998 to October 2000. From January 1996 through October 1998, Mr. Jacobson served as chief financial officer and treasurer at SMS Technology Inc., a value added packer and distributor of specialized chemical products.

Mr. March joined Catalyst in May 2002 as Executive Vice President--Sales and Marketing. Prior to joining Catalyst, Mr. March served as Executive Vice President and General Manager of North America and Director of Worldwide Marketing, for Parsytec, a German software company that provides yield management and supply chain optimization solutions for strip materials such as metals, paper and plastics from 1999 to April 2002. Prior to his work for Parsytec, Mr. March was Vice President of Commercial Systems for Foliage Software Systems from 1997 to 1999, where he developed partnerships with large ERP companies to provide customization services to global process companies in chemicals, food, plastics, and pharmaceuticals. From 1996 to 1997, Mr. March served as

Chief Operating Officer and Senior Vice President of Thermo Optek, a world leader in the development and sale of high technology products for the determination of the elemental composition of materials for industry and government.


Item 11.  Executive Compensation

Catalyst incorporates by reference herein the information contained under the caption "Executive Compensation" in the Proxy Statement. Catalyst also incorporates by reference herein the information contained under the caption, "Non-Employee Director Compensation," in the Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Catalyst incorporates by reference herein the information contained under the captions "Security Ownership of Certain Beneficial Owners" and "Equity Compensation Plan Information" in the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

Catalyst incorporates by reference herein the information contained under the caption, "Certain Relationships and Related Transactions," in the Proxy Statement.


Item 14.  Controls and Procedures
Within the 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

     The consolidated financial statements as set forth under Item 8 of this report on Form 10-K and the Exhibit Listing as set forth under Item 15(c) of this report on Form 10-K are filed as part of this report.

     The following consolidated financial statement schedule of Catalyst International, Inc. is included in Item 15(d): II. Valuation and Qualifying Accounts.

     All other financial statement schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K

     The Company filed one Current Report on Form 8-K during the fourth quarter of 2002 reporting Item 5-Other Events on November 27, 2002.

(c)  Exhibit Listing

           Number   Description
             3.1    Amended and Restated Certificate of Incorporation
                    incorporated by reference to Registration Statement
                    33-97522C on Form SB-2
             3.2    Amended and Restated By-Laws incorporated by reference to
                    Exhibit 3.2 of Form 10-K for the fiscal year ended December
                    31, 2000
            10.1    1993 Stock Option Plan, as amended, of Catalyst USA, Inc.*
                    incorporated by reference to Registration Statement
                    33-97522C on Form SB-2
            10.2    1997 Director Stock Option Plan of Catalyst International,
                    Inc.* incorporated by reference to Exhibit 4.1 of
                    Registration Statement 33-97522C on Form S-8 dated September
                    26, 1997
            10.3    Letter Agreement with Douglas B. Coder dated October 23,
                    1998* incorporated by reference to Exhibit 10.3 on Form 10-K for the period ended December 31, 2000
            10.4    Subscription Agreement among SAP America, Inc., SAP
                    Aktiengesellschaft and Catalyst International, Inc. dated
                    August 31, 1999 incorporated by reference to Exhibit 4 on
                    Form 8-K dated September 20, 1999
            10.5    Letter Agreement with Douglas B. Coder dated December 3,
                    1999* incorporated by reference to Exhibit 10.9 on Form 10-K for the period ended December 31, 2000
            10.6    2001 Employee Stock Option Plan* incorporated by reference to Appendix B of the Proxy Statement dated March 26, 2001
            10.7    Company Share Option Scheme* incorporated by reference to
                    Appendix C of the Proxy Statement dated March 26, 2001
            10.8    Separation Agreement with Sean P. McGowan dated April 2,
                    2001* incorporated by reference to Exhibit 10.10 on Form
                    10-K for the period ended December 31, 2001
            10.9    Employment Agreement with James B. Treleaven dated June 28,
                    2001* incorporated by reference to Exhibit 10 on Form 10-Q for the period ended June 30, 2001
            10.10   Letter Agreement with David H. Jacobson dated October 1,
                    2001* incorporated by reference to exhibit 10.12 of the Form
                    10-K for the period ended December 31, 2001
            10.11   Letter Agreement with John K. Gorman dated October 24, 2001*
                    incorporated by reference to exhibit 10.13 of the Form 10-K for the period ended December 31, 2001
            10.12   Letter Agreement with David A. March dated May 6, 2002*
            10.13   First Bank of Muscatine bank loan dated March 17, 2003
            10.14   Collateral fee and security agreement dated March 17, 2003 between Catalyst International, Inc., certain pledgors and
                    First National Bank of Muscatine
            21      Subsidiaries of the Registrant
            23      Consent of Auditors
            99.1    Cautionary Statement Regarding Forward-Looking Information
                    and Risk Factors
            99.2    Statement of James B. Treleaven, President and Chief
                    Executive Officer
            99.3    Statement of David H. Jacobson, Executive Vice President and
                    Chief Financial Officer

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

(d)  Financial Statement Schedule

     Valuation and Qualifying Accounts
     (in thousands)

     --------------------------------------------------------------------------------------------
                                             Balance at    Charged to      (1)         Balance
                                             beginning     costs and    Deductions     at end
       Description                           of period      expense     (additions)   of period
     --------------------------------------------------------------------------------------------
       Year ended December 31, 2002
       Allowance for doubtful accounts        $  900        $  105        $  530       $  475

       Year ended December 31, 2001
       Allowance for doubtful accounts         1,185         1,042         1,327          900

       Year ended December 31, 2000
       Allowance for doubtful accounts         1,256           615           686        1,185
     --------------------------------------------------------------------------------------------

     (1)  Represents uncollectible accounts written off, net of recoveries

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 31, 2003.

                                       Catalyst International, Inc.

                                       By: /s/ JAMES B. TRELEAVEN
                                           -------------------------------------
                                           James B. Treleaven
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.


   /s/ DOUGLAS B. CODER                   Chairman of the Board
--------------------------
    Douglas B. Coder

  /s/ JAMES B. TRELEAVEN           President and Chief Executive Officer
--------------------------            (Principal Executive Officer)
    James B. Treleaven

  /s/ ROY J. CARVER, JR.                        Director
--------------------------
    Roy J. Carver, Jr.

  /s/ JAMES F. GOUGHENOUR                       Director
--------------------------
   James F. Goughenour

  /s/ TERRENCE L. MEALY                         Director
--------------------------
    Terrence L. Mealy

  /s/ WILLIAM G. NELSON                         Director
--------------------------
    William G. Nelson

  /s/ DAVID H. JACOBSON     Executive Vice President and Chief Financial Officer
--------------------------     (Principal Financial and Accounting Officer)
    David H. Jacobson

                                  CERTIFICATION
                                  -------------


I, James B. Treleavan, certify that:

1. I have reviewed this annual report on Form 10-K of Catalyst International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003
                                        /s/ JAMES B. TRELEAVEN
                                        ----------------------------------------
                                        By:     James B. Treleavan
                                        Title:  President and Chief Executive
                                                Officer

                                  CERTIFICATION
                                  -------------


I, David H. Jacobson, certify that:

1. I have reviewed this annual report on Form 10-K of Catalyst International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003
                                    /s/ DAVID H. JACOBSON
                                    -----------------------------------------
                                    By:     David H. Jacobson
                                    Title:  Executive Vice President and
                                            Chief Financial Officer