Form 10-Q
period 2003-03-31
CATALYST INTERNATIONAL INC
filed 2003-05-15
CIK 915508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_________________________________________

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

_________________________________________

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

Delaware

39-1415889

(State of Incorporation)

(I.R.S. ID)

8989 North Deerwood Drive, Milwaukee, Wisconsin 53223

(414) 362-6800

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/ No /  /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes /  / No /X/

As of May 13, 2003, 7,806,570 shares of the registrant’s common stock were outstanding.

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2003

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Consolidated Balance Sheets – March 31, 2003 and December 31, 2002

3

Consolidated Statements of Operations – Three months ended

March 31, 2003 and 2002

5

Consolidated Statements of Cash Flows – Three months ended

March 31, 2003 and 2002

6

Notes to Consolidated Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

8

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

14

Item 4.

Controls and Procedures

14

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

16

Item 6.

Exhibits and Reports on Form 8-K

16

Signatures

17

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

________________________________________________________________________________________________________________________________

March 31,

December 31,

2003

2002

________________________________________________________________________________________________________________________________

Assets

Current Assets:

Cash and cash equivalents

$  3,922

$  3,005

Accounts receivable

5,096

9,214

Prepaid expenses and other

626

508

_________________________________________________________________________________________________________________________________

    Total Current Assets

9,644

12,727

_________________________________________________________________________________________________________________________________

Equipment and Leasehold Improvements:

Computer hardware and software

7,223

   7,223

Office equipment

2,377

     2,380

Leasehold improvements

878

    981

_________________________________________________________________________________________________________________________________

10,478

10,584

Less accumulated depreciation

(8,648)

 (8,518)

___________________________________________________________________________________________________________________________________

    Total Equipment and Leasehold Improvements

1,830

2,066

___________________________________________________________________________________________________________________________________

Capitalized software development costs, net of

  accumulated amortization of $1,393 in 2003 and $1,104

  in 2002

2,073

  2,362

Intangible assets, net of accumulated

  amortization of $387 in 2003 and $308 in 2002

802

 881

___________________________________________________________________________________________________________________________________

    Total Assets

$14,349

     $18,036

====================================================================================================================

See accompanying notes.

Note:  The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

___________________________________________________________________________________________________________________________________

March 31,

December 31,

2003

2002

___________________________________________________________________________________________________________________________________

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:

Accounts payable

$  2,662

   $ 3,617

Accrued liabilities

1,617

  1,678

Accrued legal and professional fees

1,048

1,143

Line of Credit

1,600

602

Deferred revenues

8,380

10,051

Current portion of capital lease obligations

6

28

___________________________________________________________________________________________________________________________________

    Total Current Liabilities

15,313

   17,119

___________________________________________________________________________________________________________________________________

Noncurrent Liabilities:

Capital lease obligations

2

2

Deferred revenues

34

           34

Deferred rent

90

         102

___________________________________________________________________________________________________________________________________

    Total Noncurrent Liabilities

126

138

Commitments and Contigencies (Note 4)

Shareholders’ Equity (Deficit):

Preferred stock, $0.01 par value; 2,000,000

  shares authorized; none issued or outstanding

—

—

Common stock, $0.10 par value; 25,000,000 shares

  authorized; shares issued: 9,218,078 in 2003 and 9,216,078 in 2002

922

 922

Additional paid-in capital

43,691

  43,690

Accumulated deficit

(39,909)

      (38,039)

Treasury stock, at cost — 1,420,275 shares of

  common stock in 2003 and 2002

   (5,794)

   (5,794)

___________________________________________________________________________________________________________________________________

    Total Shareholders’ Equity (Deficit)

(1,090)

    779

___________________________________________________________________________________________________________________________________

   Total Liabilities and Shareholders’ Equity  (Deficit)

$14,349

 $18,036

=======================================================================================================================

See accompanying notes.

Note:  The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

___________________________________________________________________________________________________________________________________

Three Months Ended March 31,

2003

2002

___________________________________________________________________________________________________________________________________

Revenues:

Software

$   452

 $    1,149

Services and post-contract customer support

4,736

5,401

Hardware

1,092

1,618

___________________________________________________________________________________________________________________________________

Total Revenues

6,280

8,168

___________________________________________________________________________________________________________________________________

Cost of Revenues:

Cost of software

418

182

Cost of services and post-contract customer support

2,803

3,695

Cost of hardware

773

1,430

___________________________________________________________________________________________________________________________________

Total Cost of Revenues

3,994

5,307

___________________________________________________________________________________________________________________________________

Gross Margin

2,286

2,861

Operating Expenses:

Product development

1,038

 1,327

Sales and marketing

2,119

2,059

General and administrative

1,026

1,001

Separation costs

—

193

___________________________________________________________________________________________________________________________________

Total Operating Expenses

4,183

4,580

___________________________________________________________________________________________________________________________________

Loss From Operations

(1,897)

(1,719)

Other Income (Expense):

Interest expense

(8)

(3)

Investment income

8

25

Miscellaneous, net

27

(30)

___________________________________________________________________________________________________________________________________

Total Other Income (Expense), Net

27

(8)

___________________________________________________________________________________________________________________________________

Net Loss

($  1,870)

 ($  1,727)

====================================================================================================================

Basic and diluted loss per share

($0.24)

($ 0.22)

Shares used in computing net loss per share

7,796

7,794

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

___________________________________________________________________________________________________________________________________

Three Months Ended March 31,

2003

2002

___________________________________________________________________________________________________________________________________

Operating Activities:

Net loss

$ (1,870)

$ (1,727)

Adjustments to reconcile net loss to net

 cash provided by operating activities:

  Depreciation

299

331

  Amortization

368

373

  Compensation expense on stock options

1

1

  Loss on disposal of equipment

    and leasehold improvements

1

13

  Changes in operating assets and liabilities:

    Accounts receivable

4,118

909

    Prepaid expenses and other

(118)

(659)

    Accounts payable

(955)

1,075

    Accrued liabilities

(156)

(96)

    Deferred revenues

(1,671)

(135)

    Deferred rent

(12)

(12)

___________________________________________________________________________________________________________________________________

Total adjustments

1,875

1,800

___________________________________________________________________________________________________________________________________

Net cash provided by operating activities

5

73

Investing Activities:

Capital expenditures

(64)

(56)

Capitalized software development costs

—

(483)

Purchase of licensed technology

—

(167)

___________________________________________________________________________________________________________________________________

Net cash used in investing activities

(64)

(706)

Financing Activities:

Payments on capital lease obligations

(22)

(35)

Borrowings on line of credit, net

998

—

___________________________________________________________________________________________________________________________________

Net cash provided by/(used in) financing activities

976

(35)

___________________________________________________________________________________________________________________________________

Net increase/(decrease) in cash and cash equivalents

917

(668)

Cash and cash equivalents at beginning of period

3,005

7,906

___________________________________________________________________________________________________________________________________

Cash and cash equivalents at end of period

$  3,922

$ 7,238

=======================================================================================================================

Supplemental Disclosure:

 Cash paid for interest

8

3

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

March 31, 2003

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

___________________________________________________________________________________________________________________________________

Three Months Ended March 31,

2003

2002

(in thousands)

___________________________________________________________________________________________________________________________________

DENOMINATOR

Denominator for basic loss per share –

  weighted average common shares

7,796

7,794

Effect of dilutive securities – stock

options and warrants

------

------

___________________________________________________________________________________________________________________________________

Denominator for diluted loss per share

7,796

7,794

====================================================================================================================

3.  Stock-Based Compensation

Catalyst has stock-based employee compensation plans.  Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  Catalyst has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share data):

___________________________________________________________________________________________________________________________________

  Three Months ended March 31,

  2003

      2002

___________________________________________________________________________________________________________________________________

        Net loss:

As reported

$(1,870)

$(1,727)

Stock-based employee compensation

expense determined under fair value based method

  (214)

  (328)

___________________________________________________________________________________________________________________________________

Pro forma

$(2,084)

$(2,055)

        Net loss per share:

               As reported, basic

$(0.24)

$(0.22)

Pro forma, basic

(0.27)

(0.26)

As reported, diluted

(0.24)

(0.22)

Pro forma, diluted

(0.27)

(0.26)

4.  Contingencies

The Company has been involved in a dispute with a former customer.  In January 2002, an arbitration panel issued an award in favor of the former customer for $800,000 plus 5% interest.  The Company challenged the validity of the award on the basis that it was not issued by the arbitration panel in a timely manner consistent with the rules of arbitration.

 On November 22, 2002, the District Court ruled in favor of Catalyst’s motion to vacate the arbitration award and denied the Claimant’s petition to confirm the award.  The claimant appealed this decision to the 7th Circuit Court of Appeals.  During 2002, the Company reduced its accrual for this matter by $525,000 as a result of management’s assessment of the probable liability relating to this matter.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed decisions.  This document contains such “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate,” “estimate,” “intend,” “expect,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.  These forward-looking statements are based on management’s present expectations about future events.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances.  Our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that may cause such a difference include, but are not limited to, the factors identified in Exhibit 99.1 of Catalyst’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  The Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES

___________________________________________________________________________________________________________________________________

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

Legal Accruals

As discussed in Note 4 of our consolidated financial statements, as of March 31, 2003, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer.  This estimate has been developed in consultation with outside counsel.  To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

REVENUE

___________________________________________________________________________________________________________________________________

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales.  Total revenues for the first quarter of 2003 were $6.3 million, which represented a 23.1% decrease from first quarter of 2002 total revenues of $8.2 million.  In management’s view, the net decrease in total revenues for the three-month period was due primarily to global economic uncertainties which delayed customers’ purchasing decisions.

International revenues were $1.3 million in the first quarter of 2003 compared to $1.4 million in the first quarter of 2002.  International revenues represented 20.8% of total revenues for the first quarter of 2003 compared to 16.8% in the same period of 2002.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems.  Software license fees in the first quarter of 2003 were $452,000, representing a decrease of 60.7% compared to the first quarter of 2002 software license fees of $1.1 million.  These decreases were primarily attributable to fewer license fee contracts.  Catalyst has been affected by global economic uncertainties, due to Catalyst’s global tier 1 customer base and the large capital investment required for its software products.

Our quarterly revenues are subject to fluctuation because they depend on the sale of a relatively small number of orders for our products and related services.  Many of these orders are realized at the end of the quarter.  As a result, our quarterly operating results may fluctuate significantly if we are unable to complete several substantial sales in any given quarter.  We continue to experience lengthening sales cycles and deferrals of a number of anticipated orders, which we believe are affected by general economic uncertainty and our potential customers’ concerns over making significant capital expenditures in light of this uncertainty.  Software revenues may fluctuate based upon the size of new or add-on license agreements, as well as progress toward completion for contracts that are accounted for using contract accounting.

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

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements.  Services and PCS revenues decreased 12.3% to $4.7 million in the first quarter of 2003 from $5.4 million in the first quarter of 2002.  The components of services and PCS revenues as a percentage of total revenues in the first quarter of 2002 were 10.8% for software modifications, 20.2% for professional services, and 44.4% for PCS agreements compared with 18.9%, 16.5%, and 30.7%, respectively, in the first quarter of 2002.  Services and PCS revenues decreased in the first quarter of 2003 due to fewer new customer contracts signed in the fourth quarter of 2002, which resulted in fewer projects requiring software modifications and professional services.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sells to its customers on behalf of hardware and other equipment manufacturers.  Hardware purchases by customers may vary significantly from period to period and may depend on the customers’ own purchasing power.  Hardware revenues decreased by 32.5% to $1.1 million in the first quarter of 2003 from $1.6 million in the same period of 2002.  The decrease in hardware revenue was due to a decrease in new customer contracts signed.

OPERATING EXPENSE

___________________________________________________________________________________________________________________________________

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs.  In the first quarter of 2003, cost of software increased to $418,000 compared to $182,000 in the same period of 2002 due primarily to an increase in capitalized software costs subject to amortization.  Software amortization in 2003 was $298,000 versus $130,000 in 2002.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.  The cost of services and PCS decreased to $2.8 million in the first quarter of 2003 from $3.7 million for the first quarter of 2002.  As a percentage of services and PCS revenues, the cost of services and PCS decreased to 59.2% of related revenues for the first quarter of 2003 from 68.4% for the first quarter of 2002.  The cost of services and PCS decreased due primarily to decreased personnel costs.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers.  We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution.  Cost of hardware in the first quarter of 2003 was $773,000 compared to $1.4 million in the first quarter of 2002.  The decrease in cost for the quarter was attributable to a decrease in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation.  Product development costs as a percentage of total revenues for the first quarter of 2003 increased to 16.5% from 16.2% in the first quarter of 2002.  Product development costs were $1.0 million and $1.3 million in the first quarter of 2003 and 2002, respectively.  Product development decreased due primarily to decreased personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel.  Sales and marketing expenses as a percentage of total revenues for the first quarter of 2003 increased to 33.7% from 25.2% in the first quarter of 2002.  Sales and marketing expenses remained flat at $2.1 million in the first quarter of 2003 as compared to the first quarter of 2002.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel.  General and administrative expenses as a percentage of total revenues were 16.5% for the first quarter of 2003 and 12.3% for the first quarter of 2002.  General and administrative expenses were flat at $1.0 million in the first quarter of 2003 and 2002.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

___________________________________________________________________________________________________________________________________

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results.

Income Tax Expense

No federal or state tax expense was recorded for the three-month periods ended March 31, 2003 and 2002 due to our federal and state net operating loss position.  No deferred tax credit was recorded in the three-month periods ended March 31, 2003 and 2002 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $5,000 for the three months ended Month 31, 2003, compared to net cash provided by operating activities of $73,000 during the three months ended March 31, 2002.

Cash used in investing activities was $64,000 during the three months ended March 31, 2003 compared to $706,000 during the three months ended March 31, 2002.  The decrease was due primarily to the reduction in purchases of licensed technology products and capitalized software development costs.

Net cash provided by financing activities was $976,000 and used in financing activities was $35,000 during the three months ended March 31, 2003 and March 31, 2002, respectively.  The increase was due primarily to borrowings on our lines of credit.

As of March 31, 2003, we had $3.9 million in cash and cash equivalents and negative working capital of $5.7 million.  Cash and cash equivalents consist primarily of investments in money market funds.

Catalyst had a $5,000,000 bank line of credit.  The line of credit, which was due on demand, required monthly interest payments at rates tied to the prime rate or LIBOR and was secured by substantially all of Catalyst’s assets.  The line of credit expired on January 1, 2003.  Borrowings on the line of credit were limited by a borrowing base related to a percentage of Catalyst’s eligible investments, less outstanding amounts owed under the line of credit.  The Company was required to have $2.5 million of cash at the bank at December 31, 2002.  This requirement was not met at December 31, 2002.  At December 31, 2002, $602,000 was outstanding under the line of credit bearing interest at 3.75%.

On March 17, 2003, Catalyst entered into a $1.0 million new line of credit facility with a bank.  The line of credit is due March 17, 2004, requires quarterly interest payments at 3.5% and is secured by substantially all of Catalyst’s assets.  Borrowings require the Company to have cash collateral at the bank at all times borrowings under this facility are outstanding.  At March 31, 2002, $600,000 is outstanding under the line of credit facility. On March 17, 2003, Catalyst also obtained a $1.0 million term loan with a bank.  The term loan is due March 17, 2004 and requires quarterly interest payments at the greater of 5.25% or prime plus 1.25%.  Advances under this loan are contingent upon the bank having collateral in the form of cash, bonds, or securities with a market value equal to or greater than the amount outstanding under the loan.  Catalyst entered into collateral fee and security agreements with certain shareholders and directors who pledged collateral to secure this loan for an annual fee of 3.5% of the collateral pledged.  Proceeds from this facility were used to repay the $602,000 outstanding on the now terminated $5,000,000 bank line of credit.

Accounts receivable were $5.1 million as of March 31, 2003.  This compares to $9.2 million at December 31, 2002.  The decrease from December 31, 2002 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding and the decreased revenue during the first quarter.  At March 31, 2003, we had a reserve for doubtful accounts of $475,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.  Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development.  We currently anticipate that our current cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least December 31, 2003.  However, any projections of future cash needs and cash flows are subject to uncertainty.  Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from customers, the timing and amounts of expenditures on new and enhanced products and services, and the timing and size of acquisitions that we may pursue.

We are in the process of raising additional financing via a private placement or registered stock offering for general corporate purposes and potential acquisitions. Moreover, we may consider additional interim financing, prior to completion of permanent financing, for the purpose of further enhancing our cash resources.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, or at all.  Any such future financing could result in very substantial dilution to existing shareholders.  In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

We have signed a letter of intent to acquire Catalyst Consulting Services, Inc., an independent provider of consulting, implementation and support services for the SAPÒ Logistics Execution System.  We expect to sign a definitive agreement in 2003, subject to approval by our board of directors.   The Company believes that Catalyst Consulting Services business would not have a material impact on the company’s net working capital position.

We have never paid cash dividends on our common stock.  Our policy has been to retain cash from operations to provide funds for the operation and expansion of our business.  Accordingly, we do not anticipate paying cash dividends in the foreseeable future.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments as we do not use market rate sensitive instruments for trading or other purposes.  For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist principally of investments in money market funds and commercial paper.  The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both March 31, 2003 and December 31, 2002.  There were no realized gains or losses in the periods ended March 31, 2003 and 2002.

Item 4. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 4 to our consolidated financial statements as of March 31, 2003 for information regarding legal proceedings.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

99.1

Statement of James B. Treleaven, President and Chief Executive Officer

99.2

Statement of David H. Jacobson, Executive Vice President and Chief Financial Officer

(b)

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  May 15, 2003

By:/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated: May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

/s/ David H. Jacobson

By:

David H. Jacobson

Title:

Executive Vice President and Chief Financial Officer