Form 10-Q
period 2003-06-30
CATALYST INTERNATIONAL INC
filed 2003-08-14
CIK 915508

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

/  / TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

Delaware	39-1415889
(State of Incorporation)	(I.R.S. ID)

8989 North Deerwood Drive, Milwaukee, Wisconsin 53223

(414) 362-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/   No /   /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

As of August 11, 2003, 7,830,095 shares of the registrant’s common stock were outstanding.

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2003

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Consolidated Balance Sheets – June 30, 2003 and December 31, 2002

3

Consolidated Statements of Operations – Three months ended

June 30, 2003 and 2002

5

Consolidated Statements of Operations – Six months ended

June 30, 2003 and 2002

6

Consolidated Statements of Cash Flows – Six months ended

June 30, 2003 and 2002

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

9

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

16

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 4.

Submission of Matters to a Vote of Securities Holders

17

Item 6.

Exhibits and Reports on Form 8-K

17

Signatures

18

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

June 30,

December 31,

2003

2002

Assets

Current Assets:

Cash and cash equivalents

$  3,868

$  3,005

Accounts receivable

3,447

9,214

Revenue in excess of billings

205

--

Prepaid expenses and other

709

508

    Total Current Assets

8,229

12,727

Equipment and Leasehold Improvements:

Computer hardware and software

7,378

   7,223

Office equipment

2,386

     2,380

Leasehold improvements

888

    981

10,652

10,584

Less accumulated depreciation

(8,959)

 (8,518)

    Total Equipment and Leasehold Improvements

1,693

2,066

Capitalized software development costs, net of

  accumulated amortization of $1,682 in 2003 and $1,104

  in 2002

1,784

  2,362

Intangible assets, net of accumulated

  amortization of $464 in 2003 and $308 in 2002

730

 881

    Total Assets

$12,436

     $18,036

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

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

June 30,

December 31,

2003

2002

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:

Accounts payable

$  2,752

   $ 3,617

Accrued liabilities

1,995

  1,678

Accrued legal and professional fees

1,041

1,143

Line of credit and note payable

1,600

602

Deferred revenues

7,472

10,051

Current portion of capital lease obligations

—

28

    Total Current Liabilities

14,860

   17,119

Noncurrent Liabilities:

Capital lease obligations

—

2

Deferred revenues

34

           34

Deferred rent

82

         102

    Total Noncurrent Liabilities

116

138

Commitments and Contigencies (Note 4)

Shareholders’ Equity (Deficit):

Preferred stock, $0.01 par value; 2,000,000

  shares authorized; none issued or outstanding

--

--

Common stock, $0.10 par value; 25,000,000 shares

  authorized; shares issued: 9,248,095 in 2003 and 9,214,911 in 2002

925

  922

Additional paid-in capital

43,693

  43,690

Accumulated deficit

(41,364)

      (38,039)

Treasury stock, at cost — 1,420,275 shares of

  common stock in 2003 and 2002

   (5,794)

   (5,794)

    Total Shareholders’ Equity (Deficit)

(2,540)

    779

    Total Liabilities and Shareholders’ Equity  (Deficit)

$12,436

 $18,036

See accompanying notes.

Note:  The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

Three Months Ended June 30,

2003

2002

Revenues:

Software

$   1,174

 $    1,151

Services and post-contract customer support

4,760

5,650

Hardware

796

1,889

Total Revenues

6,730

8,690

Cost of Revenues:

Cost of software

256

511

Cost of services and post-contract customer support

2,660

3,680

Cost of hardware

711

1,486

Total Cost of Revenues

3,627

5,677

Gross Margin

3,103

3,013

Operating Expenses:

Product development

828

 1,018

Sales and marketing

2,085

2,392

General and administrative

1,139

1,094

Separation costs

469

210

Total Operating Expenses

4,521

4,714

Loss From Operations

(1,418)

(1,701)

Other Income (Expense):

Interest expense

(29)

(3)

Investment income

7

26

Miscellaneous, net

(15)

22

Total Other Income (Expense), Net

(37)

45

Net Loss

($  1,455)

 ($  1,656)

Basic and diluted loss per share

($0.19)

($ 0.21)

Shares used in computing net loss per share

7,816

7,795

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

Six Months Ended June 30,

2003

2002

Revenues:

Software

$   1,626

 $    2,300

Services and post-contract customer support

9,496

11,051

Hardware

1,888

3,507

Total Revenues

13,010

16,858

Cost of Revenues:

Cost of software

674

693

Cost of services and post-contract customer support

5,463

7,375

Cost of hardware

1,484

2,916

Total Cost of Revenues

7,621

10,984

Gross Margin

5,389

5,874

Operating Expenses:

Product development

1,866

 2,345

Sales and marketing

4,204

4,451

General and administrative

2,165

2,095

Separation costs

469

403

Total Operating Expenses

8,704

9,294

Loss From Operations

(3,315)

(3,420)

Other Income (Expense):

Interest expense

(37)

(6)

Investment income

15

 51

Miscellaneous, net

12

(8)

Total Other Income (Expense), Net

(10)

37

Net Loss

($  3,325)

 ($  3,383)

Basic and diluted loss per share

($0.43)

($ 0.43)

Shares used in computing net loss per share

7,806

7,795

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Six Months Ended June 30,

2003

2002

Operating Activities:

Net loss

$ (3,325)

$ (3,383)

Adjustments to reconcile net loss to net

 cash provided by/(used in) operating activities:

  Depreciation

575

649

  Amortization

729

771

  Compensation expense on stock options

2

2

  Loss on disposal of equipment

    and leasehold improvements

1

31

  Changes in operating assets and liabilities:

    Accounts receivable

5,767

3,718

    Prepaid expenses and other

(201)

(846)

    Accounts payable

(865)

20

    Accrued liabilities

215

136

    Deferred revenues and revenue in excess of billings

(2,784)

(1,653)

    Deferred rent

(20)

(25)

Total adjustments

3,419

2,803

Net cash provided by/(used in) operating activities

94

(580)

Investing Activities:

Capital expenditures

(203)

(117)

Capitalized software development costs

—

(920)

Purchase of licensed technology

—

(180)

Proceeds from sale of equipment

—

1

Net cash used in investing activities

(203)

(1,216)

Financing Activities:

Payments on capital lease obligations

(30)

(62)

Proceeds from exercise of options

4

—

Borrowings on line of credit and note payable, net

998

—

Net cash provided by/(used in) financing activities

972

(62)

Net increase/(decrease) in cash and cash equivalents

863

(1,858)

Cash and cash equivalents at beginning of period

3,005

7,906

Cash and cash equivalents at end of period

$  3,868

$ 6,048

Supplemental Disclosure:

 Cash paid for interest

37

6

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2003

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

Three Months

Six Months

Ended June 30,

Ended June 30,

2003

2002

2003

2002

DENOMINATOR

Denominator for basic loss per share –

  weighted average common shares

7,816

7,795

7,806

7,795

Effect of dilutive securities – stock

  options and warrants

—

—

—

        —

Denominator for diluted loss per share

7,816

7,795

7,806

7,795

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

  Six Months ended June 30,

 2003

      2002

        Net loss:

As reported

$(3,325)

$(3,383)

Stock-based employee compensation

expense determined under fair value based method

  (331)

  (569)

Compensation expense on stock options as reported

2

2

Pro forma

$(3,654)

$(3,950)

        Net loss per share:

             As reported, basic

$(0.43)

$(0.43)

Pro forma, basic

(0.47)

(0.51)

As reported, diluted

(0.43)

(0.43)

Pro forma, diluted

(0.47)

(0.51)

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

5.  Subsequent event

Effective July 1st, 2003, Catalyst completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics execution System (SAP LES). The purchase price, subject to adjustments, was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance will be paid in installments as follows; $218,640 within 75 days of the closing, $600,000 on March 31, 2004 and $600,000 on March 31,2005. Approximately $1,200,000 of net working capital was acquired in this asset purchase.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “anticipate,” “estimate,” “intend,” “expect,” “believe” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements.  These forward-looking statements are based on management’s present expectations about future events.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances.  Our actual results may differ materially from the results discussed in such forward-looking statements.  Factors that may cause such a difference include, but are not limited to, the factors identified in Exhibit 99.1 of Catalyst’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which is incorporated herein by reference.  The Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

Legal Accruals

As discussed in Note 4 of our consolidated financial statements, as of June 30, 2003, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer.  This estimate has been developed in consultation with outside counsel.  To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

REVENUE

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales.  Total revenues for the second quarter of 2003 were $6.7 million, which represented a 22.6% decrease from second quarter of 2002 total revenues of $8.7 million.  For the first six months of 2003, total revenues were $13.0 million, down 22.8% compared to 2002 total revenues of $16.9 million for the same period.  In management’s view, the net decrease in total revenues for the three- and six-month periods was due primarily to economic uncertainties, which continue to delay customers’ purchasing decisions.

International revenues were $1.1 million in the second quarter of 2003 compared to $756,000 in the second quarter of 2002.  International revenues represented 15.9% of total revenues for the second quarter of 2003 compared to 8.7% in the same period of 2002.  International revenues were $2.4 million and $2.1 million for the six-month periods ended June 30, 2003 and 2002, respectively.  The increase in international revenues was due primarily to an increase in professional services.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems.  Software license fees in the second quarter of 2003 were $1.2 million representing an increase of 2.0% compared to the second quarter of 2002 software license fees of $1.2 million.  Software license fees were $1.6 million and $2.3 million for the six-month periods ended June 30, 2003 and 2002, respectively.    The decrease in license revenue year to date is primarily due to economic uncertainties which, due to Catalyst’s global tier 1 customer base and the large capital investment required for our software products, has negatively impacted our business.

Our quarterly revenues are subject to fluctuation because they depend on the sale of a relatively small number of orders for our products and related services.  Many of these orders are realized at the end of the quarter.  As a result, our quarterly operating results may fluctuate significantly if we are unable to complete several substantial sales in any given quarter.  We continue to experience long sales cycles and deferrals of a number of anticipated orders, which we believe are affected by general economic uncertainty and our potential customers’ concerns over making significant capital expenditures in light of this uncertainty.  Software revenues may fluctuate based upon the size of new or add-on license agreements, as well as progress toward completion for contracts that are accounted for using contract accounting.

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

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements.  Services and PCS revenues decreased 15.8% to $4.8 million in the second quarter of 2003 from $5.7 million in the second quarter of 2002.  For the six-month period ended June 30, 2003 services and PCS revenues were $9.5 million, a decrease of 14.1%, compared to revenues of $11.1 for the first six months of 2002.  The components of services and PCS revenues as a percentage of total revenues in the second quarter of 2003 were 13.3% for software modifications, 16.3% for professional services, and 41.1% for PCS agreements compared with 24.0%, 11.9%, and 29.2%, respectively, in the second quarter of 2002.  Services and PCS revenues decreased in the second quarter and first half of 2003 due to fewer new customer contracts signed in the second quarter and first half of 2003, which resulted in fewer projects requiring software modifications and professional services.  Software modifications are determined during the customer’s Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sells to its customers on behalf of hardware and other equipment manufacturers.  Hardware purchases by customers may vary significantly from period to period and may depend on the customers’ own purchasing power.  Hardware revenues decreased by 57.9% to $796,000 in the second quarter of 2003 from $1.9 million in the same period of 2002.  Hardware revenues represented 14.5% of total revenues in the first half of 2003 compared to 20.8% for the same period in 2002.  The decrease in hardware revenue was due to a decrease in new customer contracts signed.

OPERATING EXPENSE

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs.  In the second quarter of 2003, cost of software decreased to

$256,000 compared to $511,000 in the same period of 2002 due primarily to a decrease in third-party software licenses sales.  Year-to-date cost of software decreased by 2.7% to $674,000 in 2003 from $693,000 in 2002, reflecting a decrease in third party software sales.  Software amortization during the six months ended June 30, 2003 was $578,000 versus $255,000 during the same period in 2002.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.  The cost of services and PCS decreased to $2.7 million in the second quarter of 2003 from $3.7 million for the second quarter of 2002.  As a percentage of services and PCS revenues, the cost of services and PCS decreased to 55.9% of related revenues for the second quarter of 2003 from 65.1% for the second quarter of 2002.  The cost of services and PCS decreased due primarily to decreased personnel costs.

Year-to-date cost of services and PCS decreased 25.9% to $5.5 million in 2003 from $7.4 million for the same period in 2002 and decreased as a percent of related revenues to 57.5% at June 30, 2003 from 66.7% at June 30, 2002.  We believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new customer contracts signed in 2003.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers.  We do not inventory, service, or discount hardware items, but make them available to customers who desire a turnkey solution.  Cost of hardware in the second quarter of 2003 was $711,000 compared to $1.5 million in the second quarter of 2002.  Cost of hardware was $1.5 million and $2.9 million for the six-month periods ended June 30, 2003 and 2002, respectively.  The decrease in cost for the quarter and six-month period ending June 30, 2003 was attributable to a decrease in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation.  Product development costs as a percentage of total revenues for the second quarter of 2003 increased to 12.3% from 11.7% in the second quarter of 2002.  Product development costs were $828,000 and $1.0 million in the second quarter of 2003 and 2002, respectively.  Year to date product development costs decreased by 20.4% to $1.9 million for the six months ended June 30, 2003.  Product development costs decreased due primarily to decreased personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel.  Sales and marketing expenses as a percentage of total revenues for the second quarter of 2003 increased to 30.9% from 27.5% in the second quarter of 2002.  Sales and marketing expenses decreased to $2.1 million in the second quarter of 2003 from $2.4 million in the second quarter of 2002 and decreased to $4.2 million for the six months ended June 30, 2003 compared to $4.5 million for the same period in 2002.  The decreases in sales and marketing expenses for the current quarter was due primarily to a reduction in personnel and improved cost control measures.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel.  General and administrative expenses as a percentage of total revenues were 16.9% for the second quarter of 2003 and 12.6% for the second quarter of 2002.  General and administrative expenses were flat at $1.1 million in the second quarter of 2003 and 2002.  For the six-month period, general and administrative expenses were $2.2 million for 2003 compared to $2.1 million for 2002.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results.

Income Tax Expense

No federal or state tax expense was recorded for the three-month periods ended June 30, 2003 and 2002 due to our federal and state net operating loss position.  No deferred tax credit was recorded in the three-month periods ended June 30, 2003 and 2002 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $94,000 for the six months ended June 30, 2003, compared to net cash used in operating activities of $580,000 during the six months ended June 30, 2002.

Cash used in investing activities was $203,000 during the six months ended June 30, 2003 compared to $1.2 million during the six months ended June 30, 2002.  The decrease was due primarily to the reduction in purchases of licensed technology products and capitalized software development costs.

Net cash provided by financing activities was $972,000 and used in financing activities was $62,000 during the six months ended June 30, 2003 and June 30, 2002, respectively.  The change was due primarily to borrowings on our line of credit and note payable.

As of June 30, 2003, we had $3.9 million in cash and cash equivalents and negative working capital of $6.6 million.  Cash and cash equivalents consist primarily of investments in money market funds.

Catalyst had a $5,000,000 bank line of credit that expired on January 1, 2003.  The line of credit, which was due on demand, required monthly interest payments at rates tied to the prime rate or LIBOR and was secured by substantially all of Catalyst’s assets.  Borrowings on the line of credit were limited by a borrowing base related to a percentage of Catalyst’s eligible investments, less outstanding amounts owed under the line of credit.  The Company was required to have $2.5 million of cash at the bank at December 31, 2002.  This requirement was not met at December 31, 2002.  At December 31, 2002, $602,000 was outstanding under the line of credit bearing interest at 3.75%.

On March 17, 2003, Catalyst entered into a $1.0 million new line of credit facility with a bank.  The line of credit is due March 17, 2004, requires quarterly interest payments at 3.5% and is secured by substantially all of Catalyst’s assets.  Borrowings require the Company to have cash collateral at the bank at all times borrowings under this facility are outstanding.  At June 30, 2003, $600,000 is outstanding under the line of credit facility. On March 17, 2003, Catalyst also obtained a $1.0 million term loan with a bank.  The term loan is due March 17, 2004 and requires quarterly interest payments at the greater of 5.25% or prime plus 1.25%.  Advances under this loan are contingent upon the bank having collateral in the form of cash, bonds, or securities with a market value equal to or greater than the amount outstanding under the loan.  Catalyst entered into collateral fee and security agreements with certain shareholders and directors who pledged collateral to secure this loan for an annual fee of 3.5% of the collateral pledged.  Proceeds from this facility were used to repay the $602,000 outstanding on the now terminated $5,000,000 bank line of credit.

On August 12th, 2003, the finance committee of the board of directors approved the terms of a private placement. We are targeting to raise between $2.5 million and $5.0 million of notes with warrants. The notes will be secured by substantially all of our assets, will pay 12% interest and mature in four years. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes will have 50% warrant coverage and the warrants are exercisable into our common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the closing date and will expire five years from the closing date. We anticipate that a minimum of $2.5 million of these notes will be subscribed to and funded during the third quarter of which $1.0 million of these proceeds will be used to pay-off the existing $1.0 short-term term loan.

Accounts receivable were $3.4 million as of June 30, 2003.  This compares to $9.2 million at December 31, 2002.  The decrease from December 31, 2002 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding and the decreased revenue during the first half of the year.  At June 30, 2003, we had a reserve for doubtful accounts of $500,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development.  We currently anticipate that our cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least December 31, 2003.  However, any projections of future cash needs and cash flows are subject to uncertainty.  Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from customers, the timing and amounts of expenditures on new and enhanced products and services, and the timing and size of acquisitions that we may pursue.

 Moreover, we may consider additional financing for the purpose of further enhancing our cash resources.  There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, or at all.  Any such additional financing could result in very substantial dilution to existing shareholders.  In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

Effective July 1st, 2003, we completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics execution System (SAP LES). The purchase price, subject to adjustments, was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance will be paid in installments as follows; $218,640 within 75 days of the closing, $600,000 on March 31, 2004 and $600,000 on March 31,2005. Approximately $1,200,000 of net working capital was acquired in this asset purchase.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments or debt instruments as we do not use market rate sensitive instruments for trading or other purposes.  For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist principally of investments in money market funds.  The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both June 30, 2003 and December 31, 2002.  There were no realized gains or losses in the periods ended June 30, 2003 and 2002.

Item 4. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 4 to our consolidated financial statements as of June 30, 2003 for information regarding legal proceedings.

Item 4.

Submission of Matters to a Vote of Shareholders

(a)

Catalyst’s 2003 Annual Meeting of Shareholders was held on June 26, 2003.

(b)

Messrs. Douglas B. Coder and Terrence L. Mealy were each elected as a Class II director for a term of three years.  Messrs. James F. Goughenour, William G. Nelson, and James B. Treleaven were elected at the annual meeting held in 2002 for a term of three years and continue as Class I directors.  Mr. Roy J. Carver, Jr. was elected at the annual meeting held in 2001 for a term of three years and continues as a Class III director.

(c)

The shareholders voted on the following matters:

(i)

Election of two directors.  Management proposed the election of Messrs. Coder and Mealy.

Authority

Authority

Authority

Nominee

Granted

Withheld

Abstained

Douglas B. Coder

7,599,801

104,464

0

Terrence L. Mealy

6,109,156

1,595,109

0

(ii)

Ratification of the appointment Ernst & Young LLP as independent auditors for 2003.

Authority

Authority

Authority

Granted

Withheld

Abstained

Ratification of Ernst & Young LLP

7,385,270

5,300

313,695

No other matters were acted upon by the shareholders at the Annual Meeting.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

31.1

Rule 13a-14(a) Certification of President and Chief Executive Officer

31.2

Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer

32.1

Section 1350 Certification of President and Chief Executive Officer

32.2

Section 1350 Certification of Executive Vice President and Chief Financial Officer

(b)

Reports on Form 8-K

One report on Form 8-K was furnished May 13, 2003, pursuant to items 9 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  August 14, 2003

By:/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated: August 14, 2003

By:/s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as

principal financial officer.