Form 10-Q
period 2003-09-30
CATALYST INTERNATIONAL INC
filed 2003-11-14
CIK 915508

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

    Delaware

     39-1415889

(State of Incorporation)

(I.R.S. ID)

8989 North Deerwood Drive, Milwaukee, Wisconsin 53223

(414) 362-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 11, 2003, 7,846,345 shares of the registrant’s common stock were outstanding.

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended September 30, 2003

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Consolidated Balance Sheets – September 30, 2003 and December 31, 2002

3

Consolidated Statements of Operations – Three months ended

September 30, 2003 and 2002

5

Consolidated Statements of Operations – Nine months ended

September 30, 2003 and 2002

6

Consolidated Statements of Cash Flows – Nine months ended

September 30, 2003 and 2002

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

10

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.

Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 6.

Exhibits and Reports on Form 8-K

18

Signatures

19

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

________________________________________________________________________________________________________________________________

September 30,

December 31,

2003

2002

________________________________________________________________________________________________________________________________

Assets

Current Assets:

Cash and cash equivalents

$  2,695

$  3,005

Accounts receivable

7,494

9,214

Prepaid expenses and other

495

508

________________________________________________________________________________________________________________________________

    Total Current Assets

10,684

12,727

________________________________________________________________________________________________________________________________

Equipment and Leasehold Improvements:

Computer hardware and software

7,449

   7,223

Office equipment

2,402

     2,380

Leasehold improvements

971

    981

________________________________________________________________________________________________________________________________

10,822

10,584

Less accumulated depreciation

(9,244)

(8,518)

________________________________________________________________________________________________________________________________

    Total Equipment and Leasehold Improvements

1,578

2,066

________________________________________________________________________________________________________________________________

Capitalized software development costs, net of

  accumulated amortization of $1,970 in 2003 and $1,104

  in 2002

1,496

  2,362

Goodwill

861

—

Intangible assets, net of accumulated

  amortization of $546 in 2003 and $308 in 2002

649

 881

________________________________________________________________________________________________________________________________

    Total Assets

$15,268

     $18,036

==========================================================================================================

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

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

________________________________________________________________________________________________________________________________

September 30,

December 31,

2003

2002

________________________________________________________________________________________________________________________________

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:

Accounts payable

$  3,710

   $ 3,617

Accrued liabilities

1,973

  1,678

Accrued legal and professional fees

1,043

1,143

Line of credit

600

602

Notes payable

819

—

Deferred revenues

7,009

10,051

Current portion of capital lease obligations

17

28

________________________________________________________________________________________________________________________________

    Total Current Liabilities

15,171

   17,119

________________________________________________________________________________________________________________________________

Noncurrent Liabilities:

Capital lease obligations

49

2

Long-term debt

1,998

—

Deferred revenues

34

           34

Deferred rent

65

         102

________________________________________________________________________________________________________________________________

    Total Noncurrent Liabilities

2,146

138

Contigencies (Note 4)

Shareholders’ Equity (Deficit):

Preferred stock, $0.01 par value; 2,000,000

  shares authorized; none issued or outstanding

—

—

Common stock, $0.10 par value; 25,000,000 shares

  authorized; shares issued: 9,250,370 in 2003 and 9,214,911 in 2002

925

 922

Additional paid-in capital

44,396

  43,690

Accumulated deficit

(41,576)

      (38,039)

Treasury stock, at cost — 1,420,275 shares of

  common stock in 2003 and 2002

   (5,794)

   (5,794)

________________________________________________________________________________________________________________________________

    Total Shareholders’ Equity (Deficit)

(2,049)

    779

________________________________________________________________________________________________________________________________

    Total Liabilities and Shareholders’ Equity  (Deficit)

$15,268

 $18,036

=========================================================================================================

See accompanying notes.

Note:  The balance sheet at December 31, 2002 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

________________________________________________________________________________________________________________________________

Three Months Ended September 30,

2003

2002

________________________________________________________________________________________________________________________________

Revenues:

Software

$   253

 $    1,788

Services and post-contract customer support

6,967

5,136

Hardware

1,808

827

________________________________________________________________________________________________________________________________

Total Revenues

9,028

7,751

________________________________________________________________________________________________________________________________

Cost of Revenues:

Cost of software

331

199

Cost of services and post-contract customer support

3,174

3,389

Cost of hardware

1,379

674

________________________________________________________________________________________________________________________________

Total Cost of Revenues

4,884

4,262

________________________________________________________________________________________________________________________________

Gross Margin

4,144

3,489

Operating Expenses:

Product development

840

 1,180

Sales and marketing

2,280

2,615

General and administrative

1,124

1,106

Separation costs

19

448

________________________________________________________________________________________________________________________________

Total Operating Expenses

4,263

5,349

________________________________________________________________________________________________________________________________

Loss From Operations

(119)

(1,860)

Other Income (Expense):

Interest expense

(39)

(2)

Investment income

5

26

Miscellaneous, net

(59)

2,809

________________________________________________________________________________________________________________________________

Total Other Income (Expense), Net

(93)

2,833

________________________________________________________________________________________________________________________________

Net Income (Loss)

($  212)

 $  973

==========================================================================================================

Basic and diluted loss per share

($0.03)

$ 0.12

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

________________________________________________________________________________________________________________________________

Nine Months Ended September 30,

2003

2002

________________________________________________________________________________________________________________________________

Revenues:

Software

$   1,879

 $    4,088

Services and post-contract customer support

16,463

16,187

Hardware

3,696

4,334

________________________________________________________________________________________________________________________________

Total Revenues

22,038

24,609

________________________________________________________________________________________________________________________________

Cost of Revenues:

Cost of software

1,005

892

Cost of services and post-contract customer support

8,637

10,764

Cost of hardware

2,863

3,590

________________________________________________________________________________________________________________________________

Total Cost of Revenues

12,505

15,246

________________________________________________________________________________________________________________________________

Gross Margin

9,533

9,363

Operating Expenses:

Product development

2,706

 3,525

Sales and marketing

6,484

7,066

General and administrative

3,289

3,201

Separation costs

488

851

________________________________________________________________________________________________________________________________

Total Operating Expenses

12,967

14,643

________________________________________________________________________________________________________________________________

Loss From Operations

(3,434)

(5,280)

Other Income (Expense):

Interest expense

(76)

(8)

Investment income

20

77

Miscellaneous, net

(47)

2,801

________________________________________________________________________________________________________________________________

Total Other Income (Expense), Net

(103)

2,870

________________________________________________________________________________________________________________________________

Net Loss

($  3,537)

 ($  2,410)

============================================================================================================

Basic and diluted loss per share

($0.45)

($ 0.31)

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

________________________________________________________________________________________________________________________________

Nine Months Ended September 30,

2003

2002

________________________________________________________________________________________________________________________________

Operating Activities:

Net loss

$ (3,537)

$ (2,410)

Adjustments to reconcile net loss to net

 cash used in operating activities:

  Depreciation

850

963

  Amortization

1,097

1,135

  Compensation expense on stock options

3

3

  Loss on disposal of equipment

    and leasehold improvements

1

35

  Changes in operating assets and liabilities, net of effects of acquisition:

    Accounts receivable

3,628

1,420

    Prepaid expenses and other

45

(382)

    Accounts payable

(472)

(919)

    Accrued liabilities

6

(23)

    Deferred revenues

(3,013)

(3,619)

    Deferred rent

(37)

(37)

________________________________________________________________________________________________________________________________

Total adjustments

2,108

(1,424)

________________________________________________________________________________________________________________________________

Net cash used in operating activities

(1,429)

(3,834)

Investing Activities:

Capital expenditures

(249)

(208)

Purchase of Catalyst Consulting Services, Inc., net of cash received of $87

(699)

—

Capitalized software development costs

—

(1,148)

Purchase of licensed technology

—

(181)

Proceeds from sale of equipment

—

3

________________________________________________________________________________________________________________________________

Net cash used in investing activities

(948)

(1,534)

Financing Activities:

Payments on capital lease obligations

(37)

(90)

Proceeds from issuance of notes payable and warrants

2,100

—

Proceeds from exercise of options

5

—

Payments on line of credit and note payable

(1)

—

________________________________________________________________________________________________________________________________

Net cash provided by/(used in) financing activities

2,067

(90)

________________________________________________________________________________________________________________________________

Net decrease in cash and cash equivalents

(310)

(5,458)

Cash and cash equivalents at beginning of period

3,005

7,906

________________________________________________________________________________________________________________________________

Cash and cash equivalents at end of period

$  2,695

$ 2,448

===========================================================================================================

Supplemental Disclosure:

 Cash paid for interest

77

8

 Issuance of notes payable as consideration in the acquisition of Catalyst Consulting Services, Inc.

$  1,419

—

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

________________________________________________________________________________________________________________________________

(in thousands)

For the

For the

Three Months

Nine Months

Ended September 30,

Ended September 30,

2003

2002

2003

2002

________________________________________________________________________________________________________________________________

DENOMINATOR

Denominator for basic loss per share –

  weighted average common shares

7,830

7,795

7,814

7,795

Effect of dilutive securities – stock

  options and warrants

—

46

—

—

________________________________________________________________________________________________________________________________

Denominator for diluted loss per share

7,830

7,841

7,814

7,795

==========================================================================================================

3.  Stock-Based Compensation

Catalyst has stock-based employee compensation plans.  SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.  Catalyst has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share data):

________________________________________________________________________________________________________________________________

For the

For the

Three Months

Nine Months

Ended September 30,

Ended September 30,

2003

2002

2003

2002

________________________________________________________________________________________________________________________________

        Net income (loss):

As reported

($ 212)

$ 973

($3,537)

($2,410)

Stock-based employee compensation

expense determined under fair value

based method

(187)

(180)

(510)

(749)

Compensation expense on stock options

as reported

1

1

3

3

________________________________________________________________________________________________________________________________

Pro forma

($ 398)

$ 794

($4,044)

($3,156)

        Net loss per share:

             As reported, basic and diluted

($0.03)

$ 0.12

($0.45)

($0.31)

Pro forma, basic and diluted

($0.05)

$ 0.10

(0.52)

(0.40)

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

5.  Acquisition

Effective July 1st, 2003, Catalyst completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics execution System (SAP LES). The purchase price, subject to adjustments, was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance will be paid in installments as follows; $218,640 within six months of the closing, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. Approximately $1,200,000 of net working capital was acquired in this asset purchase.

As part of the acquisition, the Company incurred $186,000 of direct transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the consolidated financial statements from July 1, 2003, the effective date of the acquisition.  The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition. Goodwill of $861,000 has been recorded as a result of this acquisition, which will not be amortized but will be reviewed annually for potential impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

6.  Notes Payable

The Company’s board of directors has approved the terms of a private placement. Catalyst is planning to raise between $2.5 million and $5.0 million by issuing notes payable with detachable warrants. In September 2003, Catalyst issued $2,100,000 of notes payable with detachable warrants.  The notes are secured by substantially all assets, pay 12% interest and mature in four years. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes have 50% warrant coverage and the warrants are exercisable into the Company’s common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the closing date of the funding and will expire five years from the closing date.

Warrants for the purchase of 739,437 shares of common stock were issued in September 2003 at an exercise price of $1.42 per share.  The value allocated to these warrants was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon 130% of the volume weighted average closing price of Catalyst’s common stock for the 30 trading days prior to September 30, 2003.  The valuation of the investor warrants reduced the carrying value of the debt by $702,000 and was recorded as a debt discount.  Warrants granted to the investors expire in September 2008.

The debt discount is being amortized using the straight-line method over the four-year term of the debt.

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

CRITICAL ACCOUNTING POLICIES

________________________________________________________________________________________________________________________________

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

Legal Accruals

As discussed in Note 4 of our consolidated financial statements, as of September 30, 2003, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer.  This estimate has been developed in consultation with outside counsel.  To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

REVENUE

________________________________________________________________________________________________________________________________

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales.  Total revenues for the third quarter of 2003 were $9.0 million, which represented a 16.5% increase from third quarter of 2002 total revenues of $7.8 million.  For the first nine months of 2003, total revenues were $22.0 million, down 10.4% compared to 2002 total revenues of $24.6 million for the same period.  In management’s view, the increase in total revenues for the three-month period was due primarily to the acquisition of Catalyst Consulting Services, Inc.  The decrease in total revenues for the nine-month period was due primarily to economic uncertainties, which continue to delay customers’ purchasing decisions.

International revenues were $1.0 million in the third quarter of 2003 compared to $877,000 in the third quarter of 2002.  International revenues represented 10.7% of total revenues for the third quarter of 2003 compared to 11.3% in the same period of 2002.  International revenues were $3.3 million and $3.0 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  The increase in international revenues was due primarily to an increase in professional services.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems.  Software license fees in the third quarter of 2003 were $253,000 representing a decrease of 85.9% compared to the third quarter of 2002 software license fees of $1.8 million.  Software license fees were $1.9 million and $4.1 million for the nine-month periods ended September 30, 2003 and 2002, respectively.    The decrease in license revenue year to date is primarily due to economic uncertainties which have negatively impacted our software sales to Catalyst’s global tier 1 customer base and the large capital investment required for our software products.

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

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements.  Services and PCS revenues increased 35.7% to $7.0 million in the third quarter of 2003 from $5.1 million in the third quarter of 2002.  For the nine-month period ended September 30, 2003, services and PCS revenues were $16.5 million, an increase of 1.7%, compared to revenues of $16.2 for the first nine months of 2002.  The components of services and PCS revenues as a percentage of total revenues in the third quarter of 2003 were 17.2% for software modifications, 29.7% for professional services, and 30.3% for PCS agreements compared with 19.5%, 12.6%, and 34.2%, respectively, in the third quarter of 2002.  Services and PCS revenues increased in the three- and nine-month periods due to the acquisition of Catalyst Consulting Services, Inc. and new customer contracts.  Software modifications are determined during the customer’s Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sells to its customers on behalf of hardware and other equipment manufacturers.  Hardware purchases by customers may vary significantly from period to period and may depend on the customers’ own purchasing power.  Hardware revenues increased by 118.6% to $1.8 million in the third quarter of 2003 from $827,000 in the same period of 2002.  The increase in hardware revenue was primarily due to one large sale to one of our customers.  Hardware revenues represented 16.8% of total revenues or $3.7 million in the nine-month period of 2003 compared to 17.6% or $4.3 for the same period in 2002.

OPERATING EXPENSE

________________________________________________________________________________________________________________________________

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs.  In the third quarter of 2003, cost of software increased to

$331,000 compared to $199,000 in the same period of 2002 due primarily to an increase in amortization of capitalized software costs.  Software amortization during the three months ended September 30, 2003 was $289,000 versus $139,000 during the same period in 2002.  Year-to-date cost of software increased by 12.7% to $1.0 million in 2003 from $892,000 in 2002, reflecting an increase in amortization of capitalized software costs.  Software amortization during the nine months ended September 30, 2003 was $866,000 versus $393,000 during the same period in 2002.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.  The cost of services and PCS decreased to $3.2 million in the third quarter of 2003 from $3.4 million for the third quarter of 2002.  As a percentage of services and PCS revenues, the cost of services and PCS decreased to 45.6% of related revenues for the third quarter of 2003 from 66.0% for the third quarter of 2002.  Year-to-date cost of services and PCS decreased 19.8% to $8.6 million in 2003 from $10.8 million for the same period in 2002 and decreased as a percent of related revenues to 52.5% at September 30, 2003 from 66.5% at September 30, 2002.  The cost of services and PCS decreased due primarily to decreased personnel costs caused by our reductions in headcount.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers.  We do not inventory hardware items, but make them available to customers who desire a turnkey solution.  Cost of hardware in the third quarter of 2003 was $1.4 million compared to $674,000 in the third quarter of 2002.  Cost of hardware was $2.9 million and $3.6 million for the nine-month periods ended September 30, 2003 and 2002, respectively.  The increase in cost for the quarter was attributable to an increase in sales of hardware.  The decrease for the nine-month period ending September 30, 2003 was attributable to a decrease in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation.  Product development costs as a percentage of total revenues for the third quarter of 2003 decreased to 9.3% from 15.2% in the third quarter of 2002.  Product development costs were $840,000 and $1.2 million in the third quarter of 2003 and 2002, respectively.  Year to date product development costs decreased by 23.2% to $2.7 million for the nine months ended September 30, 2003.  Product development costs decreased due primarily to decreased personnel costs caused by our reduction in headcount.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel.  Sales and marketing expenses as a percentage of total revenues for the third quarter of 2003 decreased to 25.3% from 33.7% in the third quarter of 2002.  Sales and marketing expenses decreased to $2.3 million in the third quarter of 2003 from $2.6 million in the third quarter of 2002 and decreased to $6.5 million for the nine months ended September 30, 2003 compared to $7.1 million for the same period in 2002.  The decreases in sales and marketing expenses for the current quarter and nine-month period was due primarily to a reduction in personnel and improved cost control measures.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel.  General and administrative expenses as a percentage of total revenues were 12.5% for the third quarter of 2003 and 14.3% for the third quarter of 2002.  General and administrative expenses were flat at $1.1 million in the third quarter of 2003 and 2002.  For the nine-month period, general and administrative expenses were $3.3 million for 2003 compared to $3.2 million for 2002.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

________________________________________________________________________________________________________________________________

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results.

In 2002, miscellaneous income included a $2.8 million gain resulting from the termination of an agreement with Kewill Systems, PLC (Kewill).  Under the termination agreement, Kewill agreed that no further obligations were required to be performed by Catalyst in connection with the previously executed services agreement.  Accordingly, deferred revenue that had previously been recorded related to the future obligations was written off.

Income Tax Expense

No federal or state tax expense was recorded for the three and nine-month periods ended September 30, 2003 and 2002 due to our federal and state net operating loss position.  No deferred tax credit was recorded in the three and nine-month periods ended September 30, 2003 and 2002 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $1.4 million for the nine months ended September 30, 2003, compared to net cash used in operating activities of $3.8 during the nine months ended September 30, 2002.  The reduction in cash used in operating activities is primarily due to a reduced loss from operations and increased collections of accounts receivable.

Cash used in investing activities was $948,000 during the nine months ended September 30, 2003 compared to $1.5 million during the nine months ended September 30, 2002.  The decrease was due primarily to the reduction in purchases of licensed technology products and capitalized software development costs and the cash used for the acquisition of Catalyst Consulting Services, Inc.

Net cash provided by financing activities was $2.1 million and used in financing activities was $90,000 during the nine months ended September 30, 2003 and September 30, 2002, respectively.  The change was due primarily to proceeds from issuance of $2.1 million of notes payable with detachable warrants during the third quarter of 2003.

As of September 30, 2003, we had $2.7 million in cash and cash equivalents and negative working capital of $4.5 million.  Cash and cash equivalents consist primarily of investments in money market funds.

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

On March 17, 2003, Catalyst entered into a $1.0 million new line of credit facility with a bank.  The line of credit is due March 17, 2004, requires quarterly interest payments at 3.5% and is secured by substantially all of Catalyst’s assets.  Borrowings required the Company to have cash collateral at the bank at all times borrowings under this facility were outstanding.  At September 30, 2003, $600,000 was outstanding under the line of credit facility. On March 17, 2003, Catalyst also obtained a $1.0 million term loan with a bank.  The term loan was due March 17, 2004 and required quarterly interest payments at the greater of 5.25% or prime plus 1.25%.  Advances under this loan were contingent upon the bank having collateral in the form of cash, bonds, or securities with a market value equal to or greater than the amount outstanding under the loan.  Catalyst entered into collateral fee and security agreements with certain shareholders and directors who pledged collateral to secure this loan for an annual fee of 3.5% of the collateral pledged.  Proceeds from this facility were used to repay the $602,000 outstanding on the now terminated $5,000,000 bank line of credit.  The term loan was repaid in full and terminated on September 30, 2003.

The board of directors has approved the terms of a private placement. We are planning to raise between $2.5 million and $5.0 million by issuing notes payable with detachable warrants. The notes will be secured by substantially all of our assets, will pay 12% interest and mature in four years. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes will have 50% warrant coverage and the warrants are exercisable into our common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the closing date of the funding and will expire five years from the closing date.

During the third quarter of 2003, we sold an aggregate of $2,100,000 of these notes with detachable warrants.  The investors received warrants to purchase a total of 739,437 shares of our common stock at a price of $1.42.  These notes were sold to accredited investors who are directors or other existing shareholders.  Of these proceeds, $1.0 million was used to pay-off our previous $1.0 million term loan.  We expect to sell additional notes payable for between $1-3 million during the fourth quarter of 2003 under similar terms.

Accounts receivable were $7.5 million as of September 30, 2003.  This compares to $9.2 million at December 31, 2002.  The decrease from December 31, 2002 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding.  At September 30, 2003, we had a reserve for doubtful accounts of $500,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

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

Moreover, we are pursuing additional financing for the purpose of further enhancing our cash resources.  We are pursuing a $2-3 million asset based credit facility which we anticipate will close within 90 days.  There can be no assurance that this financing will be completed or that additional financing will be available in amounts or on terms acceptable to us, or at all.  Any such additional financing could result in very substantial dilution to existing shareholders.  In addition, we will, from time to time, consider the acquisition of or investment in complementary businesses, products, services, and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities.

Effective July 1, 2003, we completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics execution System (SAP LES). The purchase price, subject to adjustments, was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance will be paid in installments as follows; $218,640 within six months of the closing, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. Approximately $1,200,000 of net working capital was acquired in this asset purchase.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments or debt instruments as we do not use market rate sensitive instruments for trading or other purposes.  For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist principally of investments in money market funds.  The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both September 30, 2003 and December 31, 2002.  There were no realized gains or losses in the periods ended September 30, 2003 and 2002.

Item 4. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the conclusion of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 4 to our consolidated financial statements as of September 30, 2003 for information regarding legal proceedings.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

10.1	Form of 12% Secured Promissory Note issued by the Company in aggregate principal amount of $2,125,000
10.2	Form of Stock Purchase Warrant issued by the Company for aggregate of 739,437 shares of common stock
10.3	Security Agreement dated September 30, 2003 between the Company and Terrence L. Mealy for himself and as agent for other secured parties.
31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer
32.1	Section 1350 Certification of President and Chief Executive Officer
32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

(b)

Reports on Form 8-K

During the fiscal quarter ended September 30, 2003, one report on Form 8-K was furnished (August 14, 2003), pursuant to item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  November 14, 2003

By:/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated:  November 14, 2003

By:/s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as

principal financial officer.