Form 10-K
period 2003-12-31
CATALYST INTERNATIONAL INC
filed 2004-03-30
CIK 915508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

Delaware	39-1415889
(State of Incorporation)	(I.R.S. ID)

8989 North Deerwood Drive, Milwaukee, Wisconsin 53223

(414) 362-6800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.10 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes  ☐    No  ☒

As of June 30, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $4,638,000 (based upon the closing price of the registrant’s common stock on that date).

As of March 22, 2004, the number of shares outstanding of the registrant’s common stock was 7,853,570.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held June 24, 2004 are incorporated by reference into Part III.

CATALYST INTERNATIONAL, INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2003

PART I

Forward-Looking Information/Risk Factors

Items 1, 2, 3, 5, 7 and 7A of this Form 10-K contain “forward-looking statements,” subject to protections under federal law. We intend words such as “believes,” “anticipates,” “plans,” “may,” “will,” “should,” “expects” and similar expressions to identify forward-looking statements. In addition, statements regarding Catalyst’s future revenues or financial performance and its plans, objectives, vision, goals, expectations or intentions are forward-looking statements, such as statements regarding Catalyst’s liquidity; future financings; software releases, upgrades and capabilities; future attainment of corporate goals; and adequacy of capital resources and reserves. There are a number of important factors that could cause Catalyst’s results to differ materially from those indicated by the forward-looking statements, including among others, those risk factors described in Exhibit 99.1 attached to this 10-K and incorporated herein by this reference. Forward-looking statements relate to the date made, and Catalyst undertakes no obligation to update them.

Item 1. Business

GENERAL

Company Background

Catalyst International, Inc. was founded in 1979 and incorporated in the State of Delaware in 1982. We provide customer-driven software and services that optimize supply chain performance. We offer an innovative suite of supply chain execution (SCE) software products and services, called CatalystComplete™, that help our customers implement, integrate, manage, and operate fast, efficient supply chain networks.

We develop SCE software products and services that add value to the supply chain and minimize risks to mission-critica1 operations. We believe that CatalystComplete benefits our customers by delivering both a return on investment and a return on information. The return on investment is achieved through enhanced operational efficiencies and improved capital utilization. Our software improves the operational efficiency of distribution centers by increasing labor productivity through efficient employee scheduling, reduction of downtime, and by streamlining product flow. The advanced features of our software improve capital utilization by lowering inventory levels, increasing inventory turns, and warehouse efficiencies, and improving space utilization. CatalystComplete also provides a return on information through improved customer service, enhanced customer satisfaction, and shortened delivery times.

Our plan is to improve our position as one of the leading best-of-breed SCE suppliers through growth in three areas. First, we plan to expand our product and services offering to include additional components of SCE through both internal development and through acquisition. Second, we plan to continue to add products and services that supplement the SCE offerings of the major ERP (Enterprise Resource Planning) companies, particularly SAP. Finally, we plan to expand our customer base by combining with other SCE companies as part of the continuing industry consolidation.

Our strategy is to provide customer-driven, value-added software products and services that are focused on our customers’ business goals and based on an open, modular technology. We also have a unique ability to integrate with and support SCE products from leading ERP vendors, particularly SAP. Our vision is to be the sole resource our customers need to install, integrate, and manage world-class SCE software products that minimize risk and maximize the long-term value of our customer’s investment. We call this unique ability to support heterogeneous SCE environments “best-for-business”.

Our website address is http://www.catalystinternational.com/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are all attainable, free of charge, on our website. Information on our website is not part of this report on Form 10-K.

Products and Technology

Our software products and services (CatalystComplete™) are organized into three distinct groups each of which address a specific set of SCE requirements:

•	A collection of SCE products (CatalystCommand™) that support the efficient operations of warehouses, transportation networks and yard facilities within the supply chain;

•	A collection of supply chain process management products (CatalystConnect™) that supports the effective synchronization of data and processes between the various parties and systems that comprise an enterprise’s supply chain;

•	A collection of supply chain monitoring and reporting products (CatalystCompass™) that provides analysis of execution and process activities for the purpose of managing and improving performance of the supply chain.

CatalystComplete™ can be configured to meet the needs of individual customers by utilizing the following key attributes:

•	A product roadmap designed to accommodate growth, provide ease of upgrade, simplify modification, and conform to emerging standards;

•	Standard interfaces to ERP systems, complementary supply chain software solutions, automation technologies, and add-on third party software products;

•	A standard implementation methodology; and

•	A value-driven support model.

CatalystCommand™, our Supply Chain Execution Management solution set, manages the physical movement and storage of goods and associated resources at or between locations. It comprises the following three product suites:

•	Transportation Suite

•	Transportation Planning – With Transportation Planning, customers can shop for the right carrier at the lowest cost, determine the best routes and rates, and consolidate and build loads for greatest efficiency. Customers can also consider parcel, less than truckload (LTL) and truckload (TL) or any combination thereof to create the best plan.

•	Transportation Execution – Transportation Execution enables electronic document generation and automates the labor-intensive packing processes. The system can be interfaced with an in-line scale, label printer, laser printer and bar code scanner to increase efficiency and reduce data entry. If planning has also been automated, the only functions necessary to perform are weight and piece confirmation, and document creation.

•	Transportation Reconciliation – Transportation Reconciliation reduces transportation costs by automating freight audit, freight payment and claims management processes. The system verifies the majority of the freight payments and enables customers to spend time on exceptions to correct overpayments.

•	Warehouse Suite

•	Warehouse Management – Warehouse Management automates and optimizes all aspects of distribution center operations from receiving to order selection, picking, loading and shipping.

We believe that we are the first SCE supplier to offer both flow-through functionality and traditional warehouse management features in one system, allowing a facility to run in either or both modes. Flow-through is commonly used by retailers and provides the capability to receive product and send it directly to shipping without ever being stored in the warehouse or physically handled.

•	Yard Management – Yard Management treats the distribution center yard as an extension of the warehouse. The system optimizes yard, dock and warehouse performance by providing greater visibility into assets and inventory in trailers parked in the warehouse yards. Yard Management makes warehouse operations more efficient for both inbound and outbound shipments by improving visibility of expected loads and trailers and then managing activities between yard gate and dock door.

•	iRFID – iRFID provides the ability to add radio frequency identification (RFID) enabled processes to warehouse management, ERP or standalone operations. This solution provides immediate benefits today and can be leveraged to support wide range uses of RFID across the extended supply chain. Our componentized system enables customers to start small and grow later. Our exclusive modular business process “plug-ins” allow customers to go beyond shipping compliance to support a variety of supply chain processes including receiving, putaway, shipping, picking, packing and loading.

•	SAP LES – We are a certified SAP Services Partner focused on Supply Chain Execution as well as a contributing member of SAP’s LES Implementation Partner Program. Combined with our extensive SAP LES help desk experience, we offer one of the most comprehensive suites of services to extend the functionality of SAP throughout the supply chain.

•	Resource Suite

•	Labor Management – With Labor Management, customers can establish time standards, calculate estimates for task completion, and compare them to actual times to drive better performance throughout the organization. This enables customers to automate labor planning and management and identify unproductive time.

•	Simulation – Simulation is a sophisticated planning tool that reduces the cost of problem analysis and resolution while enabling customers to measure potential effects on productivity, customer service, overtime, key volume indicators, and the number of cases or pallets shipped. Through simulation we offer customers a graphic real-time view of their warehouse and distribution center operations. Simulation enables users to gauge the impact of retooling functions prior to making financial or logistical commitments to real world operations.

•	SAP TRM – SAP’s LES new Task and Resource Management (TRM) module is a powerful application that adaptively controls warehouse tasks in real time and optimizes the sequence in which they are executed.

•	SAP Console – Companies today are optimizing their supply chain and entire value chain with real-time data collection. For SAP users, this capability comes in the form of SAPConsole, a native radio frequency (RF) data collection application for SAP R/3, which SAP users already own as part of the R/3 suite. Catalyst has extended SAPConsole’s functionality with enhanced transactions for use throughout the entire enterprise.

Our component-based architecture is easily integrated with all pieces in a total SCE solution, including manufacturing resource planning and ERP systems, such as SAP™ and Oracle®; and supply chain planning (SCP) and transportation management systems. CatalystCommand interfaces with a wide range of automation technology interfaces, such as radio frequency-based scanning and data collection devices, bar coding devices, and material handling equipment (such as conveyors, sorters, and carousels). CatalystCommand also interfaces with several add-on third party software products that deliver specific functionality including shipping management, warehouse optimization, and warehouse simulation.

CatalystConnect™, our Supply Chain Process Management solution set facilitates, coordinates and optimizes the information and product flow in the extended supply chain network. It comprises the following three product suites:

•	Collaboration Suite

•	Supplier Link – Supplier Link allows customers to give their suppliers the benefit of EDI without the cost. Supplier Link is a Web-based multi-language capable application that enables even the smallest overseas supplier to create an ASN on the Web. Supplier Link provides suppliers with an on-line Web-accessed hub that connects to real-time order shipment information and enables generation of ASNs, UCC labels and necessary packing slips. This on-line interface streamlines the warehouse receiving process and reduces labor costs. With Supplier Link, the entire receiving process becomes more efficient. Cartons can be received using both RF-enabled and conveyor scanning devices without creating bottlenecks that occur during the receiving process.

•	Carrier Link – Carrier Link concentrates service to a select number of capable, high performance carriers, which guarantees a portion of projected volume in return for better rates and service quality commitments. The system creates RFPs, evaluates and selects providers, and negotiates spot, lane or excess volume contracts with carriers.

•	Returns Authorization – Returns Authorization enables companies and their customers to automatically schedule and authorize the disposition or return of materials due to damage, seasonal inventory, restock, salvage, recalls, or excess inventory.

•	Visibility – Visibility is a collaborative solution that shares real-time supply chain information across the supply chain with key customers, suppliers and partners. Visibility tracks inventory flow, updates orders status in real-time and enables the business to effectively manage incidents. The system enables customers to view aggregate data both within and throughout the extended supply chain.

•	Control Suite

•	Dynamic Fulfillment – Dynamic Fulfillment is a real-time system that addresses any changes that might occur in order processing (e.g., order changes, cancellations or priority changes) and determines the most cost and time effective way to fill the order. The system builds and adjusts the order fill plan in real-time taking into consideration current events, status, capacities and constraints and makes adjustments to the plan to meet demand.

•	International Trade – International Trade improves the management and control of your global shipping by calculating all tariffs and duties, insuring compliance and generating all required documentation.

•	Returns Management – Returns Management takes control of the routing, disposition, refurbishment and eventual disposal of returned goods.

•	Supplier Quality – Supplier Quality’s electronic auditing procedure replaces error-prone, paper-based audits and provides real-time visibility into vendor performance. It offers customers a reliable electronic method to “certify” each vendor’s ASN process and continually monitor the accuracy of ASN data against actual shipment and carton contents. By uncovering vendor compliance issues, the electronic audits allow users to track the frequency of violations and to work with vendors to eliminate their root causes.

•	Optimization Suite

•	Order Fulfillment – Order Fulfillment is a real-time system that serves as a bridge between order processing and warehouse management to optimize the fulfillment of orders. The system receives information from order processing, determines the most effective way to fill the order based on a number of constraints and variables and sends the information to the warehouse management system. Order Fulfillment enables customers to achieve the highest order fill rates and reduced order cycle times at the lowest possible operational cost.

•	Inventory Optimization – Inventory Optimization helps customers close the gap between supply and demand for increased cash flow. Inventory Optimization leverages data from existing ERP or transaction systems to provide advanced functionality in the form of automated supply analysis, demand forecasting, inventory modeling, replenishment, and distribution. The system enables customers to eliminate excess stock, reduce lost sales and minimize cost and time.

•	Demand Management – Demand Management, an automated forecast-to-replenishment system, helps customers close the gap between supply and demand to reduce lost sales, recover profit from inventory and increase cash flow. The system reduces the complexity associated with demand forecasting, inventory planning and replenishment tasks by automating forecast-to-replenishment processes. By analyzing the level of demand at the point-of-sale, the system uses advanced statistical techniques to quantitatively determine the impact of past promotions and to define the forecast for the underlying level of demand. Demand Management identifies the causal factors that drive demand and models future sales more effectively based on those factors.

CatalystCompass™, our Supply Chain Performance Management solution set provides analysis of execution and process activities for the purpose of managing and improving performance. It comprises the following three product suites:

•	Analytics Suite

•	Reports – Reports is a supply chain analytic that provides analysis of historical and trend information to drive operational improvement. Example report data includes carrier performance, supplier performance and order fill rates. The system uses a common reporting framework that supports numerous third party-report providers, including Actuate™ and Crystal Reports™.

•	Dashboards – Dashboards is a real-time operational analytic that compares current operational performance against specific operational or business objectives. This information enables customers to respond to bottlenecks before they affect productivity.

•	Event Management Suite

•	Alerts – Alerts enables customers to transform their supply chain into a real-time adaptive network that optimizes productivity and efficiency by proactively notifying key personnel when operational or system-related events occur across their supply chain. These notifications are delivered immediately by phone, fax, pager or e-mail. We offer several alert bundles for your warehouse, yard, labor and supplier operations that enable companies to meet customers’ needs in real time.

•	Resolutions – Resolutions is an application that takes the appropriate action for the active information published by the Alerts application.

•	Consulting Suite

•	This is a combination of specialized consulting offerings that are described within the Services section below

Product Releases and Roadmap

Building on the proof-of-concept work that was done in 2002, we have developed our new products using an open standards based J2EE technology foundation that supports zero footprint browser operations on Windows, Linux or Unix based hardware. The adoption of this new technology has allowed the introduction of new products in response to market and existing customer needs, with typical release cycles being reduced from 18-24 months down to 4-6 months.

In 2003 we made a number of releases to expand our product offering, including the following:

•	CatalystCommand™ Warehouse Management 9.1 was released in June 2003. This release was the next step in offering a fully converged version of CatalystCommmand Warehouse Management. It gives customers the flexibility to flow product through the warehouse and/or run the facility in standard put away mode. It also supports enhanced functionality to support Lean Warehousing practices. Lean Warehousing is currently being deployed heavily in the automotive vertical market. Included will be standard mapping to support deployment of CatalystCommand Warehouse Management in SAP R/3.

•	CatalystCommand™ Yard Management 2.0 was released in July 2003. This release extended the ability of the solution to support real-time management of dock doors, remote yards and processing of shipment in a standalone manner without integration with CatalystCommand Warehouse Management.

•	CatalystCommand™ Transportation was added to our offering in August 2003. This is the initial release of our transportation management offering and includes all the features and capabilities described above.

•	CatalystCommand™ Labor Management 1.0 was released in July 2003. This is the initial release of our labor management offering and includes all the features and capabilities described above.

•	CatalystConnect™ Supplier Link 1.0 was released in September 2003. This is the initial release of our supplier link offering and includes all the features and capabilities described above.

•	CatalystConnect™ Carrier Link was added to our offering in August 2003. This is the initial release of our Inventory management offering and includes all the features and capabilities described above.

•	CatalystConnect™ Supplier Quality 2.0 was released in July 2003.

•	CatalystConnect™ Inventory Optimization was added to our offering in July 2003. This is the initial release of our Inventory Optimization offering and includes all the features and capabilities described above.

•	CatalystConnect™ Demand Management was added to our offering in July 2003. This is the initial release of our demand management offering and includes all the features and capabilities described above.

•	CatalystConnect™ International Trade Logistics was added to our offering in December 2003. This is the initial release of our International Trade Logistics offering and includes all the features and capabilities described above.

•	CatalystCompass™ Alerts 1.0 was released in September 2003. This is the initial release of our alerts offering and includes all the features and capabilities described above.

•	CatalystCompass™ Reports 1.0 was released in December 2003. This is the initial release of our reports offering and includes all the features and capabilities described above.

•	CatalystCompass™ Dashboard 1.0 was released in December 2003. This is the initial release of our dashboard management offering and includes all the features and capabilities described above.

•	CatalystCommand Slotting 1.0 will be released in April 2004 with SAP integration to be added in May 2004. This is the initial release of this product. A 1.1 release is planned for September 2004.

•	CatalystCommand iRFID 1.0 was released in March 2004 with SAP integration to be added in May 2004. This is the initial release of this product. A 1.1 release is also planned for September 2004.

Services Overview

We offer a broad array of implementation and SCE performance improvement services to help customers take full advantage of our deep understanding of the strategies, processes, and technology that underpin the most successful distribution centers. We collaborate with our customers from the onset of an engagement to make certain our software products and services address their priority needs and will work effectively in their distribution centers.

We have several groups responsible for offering services and customer support to ensure customer satisfaction; these groups include Engagement Services, Customer Education and Training, Customer Support, Consulting Services, Facilities Management, and Enabling Technologies.

CatalystImplement™

Our Engagement Services group offers a proprietary implementation methodology to ensure that the customer’s SCE solution is delivered on time, on budget, and on target to meets its business objectives. Our implementation methodology consists of training, business scenario development, configuration of the software, a conference room pilot (CRP), project management, and implementation support services. The CRP is a critical element of the Catalyst approach. It allows our customers to work hands-on with configured software in a practice environment at our headquarters. The CRP enables us and our customers to model warehouse management operations, prototype and validate customer business requirements, and resolve operating issues prior to live implementation.

As an SAP LES integrator, we leverage our focus on SAP LES and warehouse management to participate in TeamSAP™ projects along with SAP and other SAP implementation partners. This participation will increase implementation success and long-term serviceability for SAP LES.

CatalystConsult™ Trainer (Customer Education and Training)

Our Customer Education and Training team provides education and training on the use, administration, and configuration of our SCE software products. Our approach employs a mixture of “train the trainer” and “train the user”. Typically, customer employees from operations and information systems participate in training. We provide in-depth documentation, structured training classes, and hands-on training for our software products. Catalyst University offers a series of continuing education courses for current customers, value-added resellers (VARs), and other partners.

CatalystCare™ (Customer Support)

Our Customer Support group assists customers 24 hours a day, 7 days a week following the installation of CatalystCommand. The group assists with the operation of the software and provides telephone support. Customers may purchase additional support through flexible, multi-tiered CatalystCare Support Plans. These plans feature a comprehensive menu from which users can select different levels of support in terms of telephone access, response times, resolution times, reporting and value-added services.

We developed a world-class customer service center called the Supply Chain Execution Competency Center (SCE Competency Center) in 1999. The SCE Competency Center supports both SAP LES and Catalyst SCE software products by providing training, consulting, and support services. Under our alliance with SAP, we deploy our world-class service organization to implement and provide support for customer and TeamSAP partner requests, including a support hot line, implementation services, and on-site support for SAP LES in North America. Ongoing customer support services monitor system performance and facilitate software configurations, modifications, upgrades, and troubleshooting, as needed.

CatalystConsult™ (Consulting Services)

With our Consulting Services team, we address both the pre-implementation and post-implementation needs of our customers. This includes pre- and post-implementation audits, physical inventory, item measurement, warehouse optimization, time-standards development, inbound packaging evaluation, and warehouse simulation.

CatalystCare Complete™ (Facilities Management)

Our Facilities Management representatives provide the resources and expertise necessary to help customers manage their supply chain systems and information technology (IT) facilities more efficiently. Services include scheduled remote machine or database management, full-time on-site WMS and IT infrastructure management and support and temporary assistance from experienced staff. Because each customer has different needs, we collaborate with each customer to develop a customized service offering with the right level of hands-on support and the right mix of dedicated and temporary resources, both on-site and on-call.

Additional Capabilities

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

Strategic Alliances

We intend to expand the capabilities of our software products through key strategic alliances. This approach enables us to go beyond our own innovations and internal capabilities and access the technology, skills, and knowledge of other leading vendors in the supply chain industry. Many components of CatalystComplete are made available through our supply chain software partners.

In 1999, Catalyst and SAP AG, a leading supplier of ERP software, entered into an advanced strategic alliance. In connection with this alliance, SAP America, Inc., a subsidiary of SAP AG, acquired, at the time of purchase, a 9.7% ownership position in Catalyst.

To provide a complete product offering for our customers, Catalyst and SAP initiated joint programs to set a new standard for integration. These include the joint development of the SAP advanced interface for integrating CatalystCommand and SAP’s LES with R/3™ and mySAP.com™, the designation of Catalyst as a principal service provider for implementation and modification of SAP’s LES, and establishing Catalyst as a North American support center for SAP’s LES software products. We believe our customers will benefit from the complementary expertise of the two companies and that we are well positioned to extend our market presence.

Additional Markets

We serve customers in several different industries, representing several major vertical market categories. Our vertical market strategy targets industries that have the most demanding supply chain requirements, since this will enable us to leverage our expertise and experience for competitive advantage. We have a dedicated sales group for each of our vertical markets – motor vehicle/parts (including automotive, aerospace, and parts distribution), retail, consumer goods, process goods (including pharmaceuticals and specialty chemicals), and cross-industry applications. These markets will remain our primary focus for the next 12 to 24 months. In addition, our sales teams will explore opportunities to expand our presence in sub-categories of these markets (e.g., discount stores and direct-to-consumer in the retail sector), as well as selected horizontal markets (e.g., third party logistic providers).

We support the needs of various distribution models including traditional distribution, push/pull, flow, Internet fulfillment, and any combination. We believe the expertise we have developed in each of these markets through our customer base provides us with a significant competitive advantage in selling to prospective customers where similar functionality is required.

Worldwide Distribution

Our United Kingdom subsidiary, Catalyst WMS International Limited, was established in 1994 in London, England to sell, service, and support our software products in certain international markets. We plan to continue to increase our international business through an aggressive effort to recruit and manage VARs in selected foreign markets, such as the fast-growing markets of Latin America and Europe. These VARs work together with Catalyst personnel in obtaining agreements for global, multi-site installations with multi-national customers. CatalystCommand is currently available in English, French, Italian, Portuguese, German, and Spanish.

Acquisition Opportunities

We intend to pursue strategic acquisitions of technologies, products, and businesses that enable us to enhance and expand our software product and service offerings.

Product Development

We offer a collaborative information-rich suite of products and services that provides complete SCE functionality for supply chains worldwide. We intend to continue to introduce new product and service offerings, upgrade the functionality of our existing products, and establish partnerships to support this strategy. We work closely with our customers and prospective customers to understand their requirements and to design enhancements, new products, and services that meet their needs. All product development is performed by our employees or by contract personnel under our management. Product development costs were $3.5 million in 2003, $4.7 million in 2002, and $5.2 million in 2001.

Sales and Marketing

We market and sell software and services in North America, Europe, and Latin America through direct sales and channel partner organizations. Our products are operating in Australia, Brazil, Canada, El Salvador, France, Germany, Guatemala, Holland, Ireland, Italy, Mexico, Spain, the United Kingdom, and the United States. Our UK subsidiary is responsible for the sale, service, and support of Catalyst software products in certain international markets.

In Latin America and Europe, we utilize the assistance of VARs to sell and assist in implementation and support of our software products. We plan to continue strengthening our presence in these regions through our relationships with supply chain participants and enterprise software vendors and by developing close relationships with system integrators in those regions.

To support our sales force, we conduct comprehensive marketing programs which include direct mail, public relations, seminars, trade shows, joint programs with vendors and consultants, and ongoing customer communication programs. Our sales cycle begins with the generation of a sales lead or the receipt of a request for proposal (RFP) from a prospective customer, which is typically followed by the qualification of the lead or prospect, an analysis of the customer’s needs, response to the RFP, one or more presentations or product demonstrations, a visit to a similar or representative warehouse running our software products, and finally, contract negotiation and execution.

We believe that, with over 20 years of experience in the WMS industry, our software is established, proven, and accepted in the marketplace. We further believe that the level of expertise found throughout our organization includes some of the best in the industry in design, development, implementation, and support. We have created a team of employees, vendors, and consultants who are recognized as experts and leaders in their respective fields, which allows us to provide our customers with a strong resource of products, services, and knowledge. This resource should help our customers stay competitive in their respective industries.

In 2003 our products and services were accepted for inclusion on the United States General Services Administration’s Schedule (GSA Schedule) of products and services available under established terms to all parts of the federal government.

As of December 31, 2003, the sales and marketing organization was based in our headquarters in Milwaukee, Wisconsin, in the London office, and in satellite offices located throughout the United States.

Proprietary Rights and Licenses

We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, license agreements, and other contractual provisions to protect our proprietary information. We have no patents or patent applications pending. Due to the rapid pace of change in the computer software industry, we believe that trade secret and copyright protection are less significant in affecting our business, results of our operations, or financial condition than factors such as the knowledge, ability, and experience of our employees, frequent product enhancements, and timeliness and quality of support services. We typically grant the right to use our software products under a perpetual license, which is generally non-transferable and solely for the customer’s internal operations at designated sites. Under the terms of our license agreements, we generally own all modifications to our software that are developed and implemented for a customer.

Customers

Our mission is to be the dominant firm in the tier-one market segment. Tier-one customers are characterized by the size, complexity, and volume of their distribution facilities and supply chain network. While most Fortune 1000 firms are tier-one, the segment is not limited to these firms. Tier-one distribution facility characteristics typically include: size of 200,000 square feet or more, volumes of 10,000 items per day or more, at least 75 concurrent users, extensive use of automated material handing equipment, radio frequency devices and bar coding, complex warehousing strategies, and other non-standard requirements such as hazardous materials, refrigeration, etc.

In the year ended December 31, 2003, we had no sales to individual customers that exceeded 10% of revenues. In the year ended December 31, 2002, we had one customer that accounted for more than 10% of total revenues. The customer represented $4.2 million or 13.1% of our total revenues. This customer’s spending increased during 2002 due to the timing of a significant project. We anticipate that this customer will not continue to exceed 10% of our revenues. We do not believe that the loss of any single customer would have a material adverse effect upon our business, results of operations, or financial condition.

We have historically relied on its key vertical markets for a substantial portion of revenues. We do not, however, intend to focus solely on these markets for future sales and do not anticipate that we will depend on any single market for a substantial portion of our sales.

As of December 31, 2003, backlog was approximately $13.5 million, compared with approximately $9.6 million as of December 31, 2002. We believe that all backlog amounts should be filled in 2004. For these purposes, backlog is defined as revenues to be recognized from contracts that have been signed.

Competition

The SCE software industry continues to be highly fragmented with a number of competitors. Our competitors, including publicly and privately held companies, focus either on WMS or SCE, or offer a comprehensive software offering of which warehouse management is a part.

The competitive factors affecting the market for our software and services include: corporate and product reputation, features and functionality, vertical market expertise, customer configurability, effective and timely implementation, availability of products on open computer platforms, ability to interface with existing customer’s equipment and systems, ability to support radio frequency and bar code technology, quality of support services, real-time capabilities, RDBMS technology, scalability, international capabilities, documentation and training, product quality, performance, and price. We believe that we compete effectively with respect to these factors, but there can be no assurance that we will continue to do so. See Competition in Exhibit 99.1.

Employees

As of December 31, 2003, we had 187 full-time employees worldwide, none of whom were represented by any collective bargaining organization. We have never experienced a work stoppage and consider relations with our employees to be good.

Item 2. Properties

Our corporate headquarters is approximately 62,000 square feet of leased office space in Milwaukee, Wisconsin. The term of the lease expires in January 2006, but we have the option to extend such term for an additional ten-year period. We lease approximately 6,500 square feet of additional office space in Milwaukee, Wisconsin. The term of this lease also expires in January 2006. We lease approximately 4,650 square feet of office space in Newtown, Pennsylvania, pursuant to a lease that expires in 2008. Catalyst WMS International Limited leases approximately 7,550 square feet of office space in Uxbridge, England, pursuant to a lease that expires in 2008. We believe that these existing facilities should be adequate for our needs through at least 2004.

Item 3. Legal Proceedings

On October 8, 1999, a former customer (the Claimant) instituted an arbitration proceeding against Catalyst with the American Arbitration Association in Milwaukee, Wisconsin. The Claimant alleged breach of warranty and sought relief in the form of monetary damages in excess of $1.9 million. An arbitration award was issued on January 2, 2002 in favor of the Claimant in the amount of $799,840, plus interest at 5% from December 7, 2001. We filed a motion to vacate this award for non-compliance with the applicable arbitration procedures. On January 29, 2002, the Claimant filed a petition to confirm the award. On November 22, 2002, the District Court ruled in favor of Catalyst’s motion to vacate the arbitration award and denied the claimant’s petition to confirm the award. The claimant appealed this decision to the 7th Circuit Court of Appeals. During 2003, no decision has been made by the 7th Circuit Court of Appeals. We believe that because we have adequately reserved for this matter, the outcome of this proceeding will not have a material effect on our financial position or results of operations.

We are involved in various other claims and legal matters of a routine nature which are being handled in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved claims and legal matters or the range of possible loss or recovery, we believe that these unresolved claims and legal matters will not have a material effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Through February 26, 2003, shares of Catalyst’s common stock were quoted on the Nasdaq Stock Market under the symbol CLYS. Effective February 27, 2003, shares of Catalyst’s common stock are quoted on the Over-the-Counter Bulletin Board exchange under the symbol CLYS.OB. The following table represents the high and low price information for Catalyst’s common stock for each quarterly period within the two most recent fiscal years.

	2003		2002
	High	Low	High	Low
Quarters ended March 31,	$1.00	$0.50	$3.27	$1.80
Quarters ended June 30,	0.95	0.65	3.25	1.60
Quarters ended September 30,	1.45	0.80	2.10	1.13
Quarters ended December 31,	1.99	1.10	1.70	0.41

Source: Yahoo

On March 22, 2004, there were approximately 1,339 beneficial owners, 157 of which were record holders.

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

On September 30, 2003, we sold $2.1 million of 12% secured promissory notes due on September 30, 2007 along with five-year warrants to purchase a total of 739,437 shares of our common stock at a price of $1.42 per share. The securities were sold to directors and a limited number of other financially sophisticated accredited investors in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The securities bear a restrictive legend.

Item 6. Selected Financial Data

FINANCIAL HIGHLIGHTS

(In thousands, except per share data)

Years Ended December 31,	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data:
Revenues:
Software	$2,852	$4,817	$2,760	$8,451	$7,575
Services and post-contract customer support	22,540	20,307	23,960	28,222	25,599
Hardware	5,576	7,146	5,784	5,337	7,386

Total Revenues	30,968	32,270	32,504	42,010	40,560

Cost of Revenues:
Software	1,324	1,233	963	797	606
Services and post-contract customer support	11,851	13,984	17,681	16,632	14,921
Hardware	4,426	5,794	4,840	4,361	6,260

Total Cost of Revenues	17,601	21,011	23,454	21,790	21,787

Gross Margin	13,367	11,259	9,020	20,220	18,773
Operating Expenses:
Product development	3,477	4,676	5,200	5,301	7,638
Sales and marketing	8,712	9,625	9,008	9,254	7,159
General and administrative	4,500	4,075	6,622	4,793	6,574
Restructuring and other charges	488	1,160	1,927	—	398
Asset impairment charges	951	—	5,697	—	3,190

Total Operating Expenses	18,128	19,536	28,454	19,348	24,959

Income (loss) from operations	(4,761)	(8,277)	(19,434)	872	(6,186)

Other income (expense), net	(220)	2,860	508	891	573

Net Income (Loss)	$(4,981)	$(5,417)	$(18,926)	$1,763	$(5,613)

Net Income (Loss) per share – diluted	$(0.64)	$(0.69)	$(2.38)	$0.21	$(0.77)

Shares used in computing diluted net income (loss) per share	7,821	7,795	7,962	8,452	7,288

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,379	$3,005	$7,906	$21,201	$21,169
Working capital (deficiency)	(4,412)	(3,808)	1,554	19,773	20,388
Total assets	18,011	18,036	23,891	38,605	35,563
Long-term debt, less current portion	2,109	2	30	166	181
Total shareholders’ equity (deficit)	(3,484)	779	6,192	25,645	23,281

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based upon current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially due to factors discussed in Exhibit 99.1.

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

Catalyst follows the software revenue recognition practices set forth in Statement of Position 97-2, “Software Revenue Recognition,” as amended, as issued by the American Institute of Certified Public Accountants. For projects requiring “significant” modifications to our products, we use contract accounting procedures based upon percentage of completion to recognize revenue, provided that such amounts are reasonably collectible. Software revenue for projects with few or no modifications is recognized upon reaching contract milestones, to the extent that payment is fixed and determinable and considered collectible.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. We recognize reserves for bad debts based on the length of time the receivables are past due ranging from 5% to 100% for amounts more than 120 days past due for which a corresponding deferred revenue does not exist. Specific customer reserves are based upon our assessment of deviations in historical payment trends, the age of the account, and ongoing communications with our customers by both the finance and sales departments. For amounts less than 120 days past due, a small percentage is typically reserved based upon our historical experience. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due us could be reduced by a material amount.

Legal Accruals

As discussed in Note 12 of our consolidated financial statements, as of December 31, 2003, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer. This estimate has been developed in consultation with outside counsel. To the extent additional information arises or our strategies change, it is possible that our best estimate of our probable liability in this matter may change.

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

Impairment Charges

We review our long-lived assets for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. Impairment charges for 2003 were $951,000, compared to none for 2002.

REVENUE

Catalyst’s revenues are derived from software, services and PCS, and hardware. Total revenues decreased by 4.0% to $31.0 million in 2003 and decreased by 0.7% to $32.3 million in 2002. We believe that the decrease in revenues in 2003 was due primarily to project delays and longer sales cycles tied to global economic conditions. The following table sets forth, by category, revenues, percentage change year-over-year, and percentage of total revenues for the years indicated:

	Net Revenues (In thousands)			Percentage Change (Year-over-year)		Percentage of Total Revenues
	2003	2002	2001	2003	2002	2003	2002	2001
Software	$2,852	$4,817	$2,760	(40.8)%	74.5%	9.2%	14.9%	8.5%
Services and PCS	22,540	20,307	23,960	11.0	(15.3)	72.8	62.9	73.7
Hardware	5,576	7,146	5,784	(22.0)	23.6	18.0	22.2	17.8

International revenues increased 6.3% to $6.0 million in 2003 and increased 9.7% to $5.6 million in 2002. International revenues accounted for 19.4%, 17.5%, and 15.8% of total revenues in 2003, 2002, and 2001, respectively. The increase in international revenues in 2003 and 2002 was due primarily to an increase in UK sales.

Software

Software consists of revenues from the sale of Catalyst’s products and related add-on third party software products. Software revenues decreased by 40.8% to $2.9 million in 2003 and increased by 74.5% to $4.8 million in 2002. Software revenues may fluctuate based upon the size and quantity of new or add-on license agreements, as well as the progress toward completion for contracts that are accounted for using contract accounting.

Services and PCS

Services and PCS revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased by 11.0% to $22.5 million in 2003 and decreased by 15.3% to $20.3 million in 2002. The following table sets forth the components of services and PCS revenues as a percentage of total revenues for the years indicated:

	2003	2002	2001
Software modifications	15.0%	18.1%	20.1%
Professional services	21.8	12.8	25.2
PCS agreements	36.0	32.0	28.4

	72.8%	62.9%	73.7%

Software modifications are determined during the customer’s CRP and consist of changes to the software to facilitate specific functionality desired by the customer. We believe that as we sell CatalystCommand and other products, future modification revenues as a percentage of total revenues could decrease due to the increased functionality of newer releases of our products; however, the relationship is dependent upon the variety of modifications that the individual customer specifies.

Professional services revenues are derived from implementation services, performance of the CRP, technical services, project management, and education services. Professional services revenues increased in 2003 due to the acquisition of Catalyst Consulting Services in July 2003. Professional services revenues are recognized based on the number of days of work actually performed.

Customers typically enter into an agreement for PCS at the time they license CatalystCommand and, generally pay for the first year of PCS in advance. PCS revenues are recognized ratably over the term of the PCS agreement. The increase in PCS revenues in 2003 was due primarily to new PCS (CatalystCare) agreements and renewal of existing PCS agreements.

Hardware

Hardware consists primarily of computer hardware, radio frequency equipment, and printers that we sell to our customers on behalf of hardware and other equipment manufacturers. Hardware revenues decreased by 22.0% to $5.6 million in 2003 and increased by 23.6% to $7.1 million in 2002.

COST OF REVENUES

Cost of Software

Cost of software consists of the cost of related add-on third party software products and the amortization of capitalized software development costs. The cost of software was $1,324,000, $1,233,000, and $963,000 in 2003, 2002, and 2001, respectively. As a percentage of software revenue, the costs were 46.4%, 25.6%, and 34.9% in 2003, 2002, and 2001 respectively. The increase in the percentage for 2003 was a result of a decrease in license revenues. The increase in cost of software in 2002 was due to the amortization of certain capitalized software costs.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. Cost of services and PCS as a percentage of services and PCS revenues were 52.6%, 68.9%, and 73.8% in 2003, 2002, and 2001, respectively. Cost of services and PCS decreased in 2003 as a percentage of total services and PCS revenues due to fewer new services and PCS contracts and a staff reduction.

Cost of Hardware

Cost of hardware consists of the cost of computer hardware, radio frequency equipment, and printers sold by us on behalf of the equipment manufacturers. We do not service hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware was $4.4 million, $5.8 million, and $4.8 million in 2003, 2002, and 2001, respectively. As a percentage of hardware sales, the cost was 79.4%, 81.1%, and 83.7% in 2003, 2002, and 2001, respectively.

OPERATING EXPENSES

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs decreased 25.6% to $3.5 million in 2003 and decreased 10.1% to $4.7 million in 2002. Product development costs decreased in 2003 due primarily to the shorter time to develop new products. Product development costs represented 11.2%, 14.5%, and 16.0% of total revenues in 2003, 2002, and 2001, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses decreased 9.5% to $8.7 million in 2003 and increased 6.8% to $9.6 million in 2002. In general, the decrease in sales and marketing expenses in 2003 was due to the decrease in sales and marketing personnel. Sales and marketing expenses represented 28.1%, 29.8%, and 27.7% of total revenues in 2003, 2002, and 2001, respectively.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resource, and quality assurance personnel. General and administrative expenses increased by 10.4% to $4.5 million in 2003 and decreased by 38.5% to $4.1 million in 2002. General and administrative expenses represented 14.6% of total revenues in 2003, 12.6% in 2002, and 20.4% in 2001. In 2003, general and administrative expenses increased as a percentage of total revenue compared to 2002 due to increased costs associated with being a public company and increased administrative costs of Catalyst Consulting Services, Inc.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

Restructuring, Impairment, and Other Charges

During 2003, restructuring charges decreased by 57.9% to $488,000. The severance payments and outplacement services were paid in cash during 2003, except for approximately $18,000 which was paid in 2004. In addition, an asset impairment charge of $951,000 was recognized in 2003 for impairment of capitalized software development costs of $441,000 and licensed technology of $510,000.

During 2002, restructuring charges decreased by 39.9% to $1.2 million. During 2002, Catalyst recorded an aggregate charge of $1.2 million which consisted of non-compete amortization of $515,000 related to the former president’s non-compete agreement and $645,000 related to severance payments and outplacement services related to workforce reductions in 2002. The severance payments and outplacement services were paid in cash during 2002, except for approximately $189,000 which was paid in 2003. The obligations under the non-compete agreement were also paid in 2002.

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

Income Tax Expense

At December 31, 2003, Catalyst was not subject to regular income taxes because we had net operating loss carry-forwards of approximately $41 million for federal and state income tax purposes. In 2003, 2002, and 2001 no income tax expense was recorded as we incurred a net loss for both financial and income tax reporting purposes. No net deferred tax credit was recorded in any of the three years reported as we continue to record a valuation allowance to reserve for the net deferred tax asset.

Liquidity and Capital Resources

In 2003, Catalyst’s cash and cash equivalents increased $1.4 million; $494,000 was provided by operating activities, $1.2 million was used in investing activities for capital expenditures, the acquisition of Catalyst Consulting Services, and the purchase of licensed technology; and $2.1 million was provided by the issuance of notes payable and warrants. In 2002, we used $4.9 million in cash; $3.7 million was used in operating activities, $1.7 million was used in investing activities for capital expenditures, capitalized software development costs, and the purchase of licensed technology; $602,000 was provided by a borrowing on the line of credit; and $118,000 was used for payments on capital lease obligations. In 2001, we used $13.3 million in cash; $3.9 million was used in operating activities, $8.6 million was used in investing activities for capital expenditures, capitalized software development costs, and the purchase of licensed technology offset by the proceeds from the sale of equipment and internal use software; $263,000 was used for payments on capital lease obligations; and $548,000 was used to purchase common stock for treasury.

Capital expenditures totaled $440,000, $257,000, and $1.1 million in 2003, 2002, and 2001, respectively. Capital expenditures increased in 2003 due to the purchase of software for internal use.

In 2001, Catalyst repurchased 257,944 shares of common stock under provisions of a stock repurchase program adopted by the board of directors on March 21, 1996.

As of December 31, 2003, Catalyst had $4.4 million in cash and cash equivalents and negative working capital of $4.4 million. In February 2004, we entered into a $3 million asset based credit facility (the Revolving Credit Facility) with Silicon Valley Bank. . The Revolving Credit Facility bears interest at prime plus 2%. The minimum interest rate charged under the facility is 6.5% and the facility expires on February 17, 2005. Advances under this line are based upon a 75% advance rate of eligible accounts receivable as defined in the credit agreement. We must maintain a tangible net worth of not less than ($4,000,000) plus 50% of all consideration received for equity securities and subordinated debt. As of February 29, 2004, the maximum borrowing availability under the facility was $2.2 million, but no amounts were outstanding. The Revolving Credit Facility replaced a $1.0 million secured line of credit which was to expire on March 17, 2004.

Effective July 1, 2003, Catalyst completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation, and support services for the SAP Logistics Execution System (SAP LES). The purchase price was approximately $2 million, of which $600,000 was paid upon the closing of the transaction. The balance will be paid in installments as follows; $218,640 on or before March 31, 2004, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. Approximately $1 million of net working capital was acquired in this asset purchase.

During 2003, we sold an aggregate of $2,125,000 of notes payable with detachable warrants. We repaid in full our $1 million term loan which was previously outstanding from these proceeds. The notes are secured by substantially all of our assets, pay 12% interest and mature in four years. The notes are subordinated to the Revolving Credit Facility. The notes have 50% warrant coverage and the warrants are exercisable into our common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the note issuance and expire in September 2008. The investors received warrants to purchase a total of 739,437 shares of our common stock at an exercise price of $1.42. These notes were sold to accredited investors who are directors or other existing shareholders.

At December 31, 2003, accounts receivable increased by 2.1%, or $195,000, compared to December 31, 2002. In addition, at December 31, 2003, Catalyst had reserves of $295,000 for doubtful accounts and $39,000 for known and estimated project cost overruns. This compares to $475,000 and $105,000, respectively, for the same reserves at December 31, 2002. We believe we have adequately provided for potential risks with respect to accounts receivable and project reserves known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development. We currently anticipate that our current cash and available borrowings under our Revolving Credit Facility will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, any projections of future cash needs in cash flows are subject to uncertainty. Based on our current strategy, we believe we will require funds to finance our longer term strategy and further strengthen our balance sheet. It is our current intention to raise additional capital via private placement or a registered stock offering for general corporate purposes and potential acquisitions. Additional financing may not be available to us on favorable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to continue to expand our business operations and execute our strategy which could harm our business, results of operations, and financial condition.

The following summarizes our contractual obligations at December 31, 2003 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

Contractual Obligations	Total	Less Than 1 Year	Years 1-3	Years 4-5	Over 5 Years
Non-cancelable operating lease obligations	$2,907	$933	$1,469	$505	$—
Notes payable obligations	3,544	819	600	2,125	—
Non-cancelable capital lease obligations	70	18	30	22	—
Bank line of credit	600	600	—	—	—

Total contractual obligations	$7,121	$2,370	$2,099	$2,652	$—

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special purpose or off balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe that we have material exposure to market risk with respect to any investments as we do not use market rate-sensitive instruments for trading or other purposes. For purposes of the consolidated statements of cash flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds. The cost of these securities, which are considered as “available for sale” for financial reporting purposes, approximated fair value at both December 31, 2003 and 2002. There were no realized gains or losses in any of the three years in the period ended December 31, 2003.

Item 8. Financial Statements and Supplementary Data

Quarterly Results

The following table sets forth unaudited consolidated statements of operations data for each of the quarters in the years ended December 31, 2003 and 2002. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in our opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair presentation of the information for the quarter presented. The operating results for any quarter are not necessarily indicative of the results for any future period.

Quarters Ended	12/31/03	09/30/03	06/30/03	03/31/03	12/31/02	09/30/02	06/30/02	03/31/02
(In thousands, except per share data)
Revenues:
Software	$973	$253	$1,174	$452	$729	$1,788	$1,151	$1,149
Services and post-contract customer support	6,077	6,967	4,760	4,736	4,120	5,136	5,650	5,401
Hardware	1,880	1,808	796	1,092	2,812	827	1,889	1,618

Total Revenues	8,930	9,028	6,730	6,280	7,661	7,751	8,690	8,168

Cost of Revenues:
Software	319	331	256	418	341	199	511	182
Services and post-contract customer support	3,214	3,174	2,660	2,803	3,220	3,389	3,680	3,695
Hardware	1,563	1,379	711	773	2,204	674	1,486	1,430

Total Cost of Revenues	5,096	4,884	3,627	3,994	5,765	4,262	5,677	5,307

Gross Margin	3,834	4,144	3,103	2,286	1,896	3,489	3,013	2,861

Operating Expenses:
Product development	771	840	828	1,038	1,151	1,180	1,018	1,327
Sales and marketing	2,228	2,280	2,085	2,119	2,560	2,615	2,392	2,059
General and administrative	1,211	1,124	1,139	1,026	873	1,106	1,094	1,001
Restructuring and other charges	—	19	469	—	309	448	210	193
Asset impairment charges	951	—	—	—	—	—	—	—

Total Operating Expenses	5,161	4,263	4,521	4,183	4,893	5,349	4,714	4,580

Loss from operations	(1,327)	(119)	(1,418)	(1,897)	(2,997)	(1,860)	(1,701)	(1,719)
Other income (expense), net	(117)	(93)	(37)	27	(10)	2,833	45	(8)

Net Income (Loss)	$(1,444)	$(212)	$(1,455)	$(1,870)	$(3,007)	$973	$(1,656)	$(1,727)

Net income (loss) per share:
Basic	$(0.18)	$(0.03)	$(0.19)	$(0.24)	$(0.39)	$0.12	$(0.21)	$(0.22)
Diluted	$(0.18)	$(0.03)	$(0.19)	$(0.24)	$(0.39)	$0.12	$(0.21)	$(0.22)

Shares used in computing net income (loss) per share:
Basic	7,844	7,830	7,816	7,796	7,795	7,795	7,795	7,797
Diluted	7,844	7,830	7,816	7,796	7,795	7,841	7,795	7,797

The common stock is listed on the Over-the-Counter Bulletin Board® under the symbol “CLYS.OB.” Since the initial public offering on November 16, 1995, the common stock has traded at a high of $21.625 per share and a low of $0.41 per share. As of March 22, 2004, there were 7,853,570 shares of common stock outstanding held by approximately 1,339 beneficial owners, 157 of which were record holders.

Consolidated Statements of Operations

Years Ended December 31,	2003	2002	2001
Revenues:
Software	$2,851,692	$4,816,763	$2,759,913
Services and post-contract customer support	22,540,660	20,307,187	23,960,234
Hardware	5,575,678	7,146,243	5,783,723

Total Revenues	30,968,030	32,270,193	32,503,870

Cost of Revenues:
Cost of software	1,324,044	1,232,778	962,830
Cost of services and post-contract customer support	11,850,511	13,984,357	17,681,132
Cost of hardware	4,425,985	5,794,409	4,840,001

Total Cost of Revenues	17,600,540	21,011,544	23,483,963

Gross Margin	13,367,490	11,258,649	9,019,907

Operating Expenses:
Product development	3,477,311	4,676,048	5,200,691
Sales and marketing	8,711,586	9,625,196	9,007,688
General and administrative	4,500,993	4,075,100	6,622,065
Restructuring and other charges (Note 11)	487,384	1,159,268	1,927,098
Asset impairment charges (Notes 1, 3, and 11)	951,171	—	5,696,866

Total Operating Expenses	18,128,445	19,535,612	28,454,408

Loss From Operations	(4,760,955)	(8,276,963)	(19,434,501)

Other Income (Expense):
Interest expense (Note 4)	(214,248)	(18,684)	(26,535)
Investment income	21,175	87,405	565,050
Miscellaneous income (expense), net (Note 13)	(26,792)	2,791,567	(30,437)

Total Other Income (Expense), Net	(219,865)	2,860,288	508,078

Net Loss	$(4,980,820)	$(5,416,675)	$(18,926,423)

Loss per share (Note 1):
Basic	$(0.64)	$(0.69)	$(2.38)
Diluted	$(0.64)	$(0.69)	$(2.38)

See accompanying notes.

Consolidated Balance Sheets

December 31,	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$4,379,396	$3,004,620
Accounts receivable, net of allowance for doubtful accounts of $295,000 in 2003 and $475,000 in 2002	9,408,724	9,214,112
Prepaid expenses and other	611,276	508,606

Total Current Assets	14,399,396	12,727,338

Equipment and Leasehold Improvements:
Computer hardware and software	7,697,777	7,223,289
Office equipment	2,415,921	2,380,231
Leasehold improvements/furniture and fixtures	971,987	981,194

	11,085,685	10,584,714
Less accumulated depreciation	9,569,441	8,518,237

Total Equipment and Leasehold Improvements	1,516,244	2,066,477

Capitalized software development costs, net of accumulated amortization of $509,808 in 2003 and $1,103,837 in 2002 (Note 1)	801,128	2,361,893
Goodwill (Note 2)	1,224,975	—
Intangible assets, net (Note 3)	69,595	880,668

Total Assets	$18,011,338	$18,036,376

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$4,033,078	$3,616,993
Accrued liabilities	1,948,420	1,678,448
Accrued professional and legal fees	1,053,825	1,142,683
Line of credit (Note 4)	600,000	601,599
Deferred revenues	10,345,090	9,466,999
Current portion of capital lease obligations (Note 5)	12,550	28,363
Current portion of long-term debt (Note 4)	818,640	—

Total Current Liabilities	18,811,603	16,535,085

Noncurrent Liabilities:
Capital lease obligations (Note 5)	42,764	2,442
Long-term debt (Note 4)	2,066,439	—
Deferred revenues	521,986	617,633
Deferred rent (Note 5)	53,026	101,974

Total Noncurrent Liabilities	2,684,215	722,049

Commitments and contingencies (Notes 5 and 12)

Shareholders’ Equity (Deficit) (Notes 6 and 7):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.10 par value; 25,000,000 shares authorized; shares issued: 9,269,020 in 2003 and 9,216,078 in 2002	926,902	921,608
Additional paid-in capital	44,402,045	43,690,241
Accumulated deficit	(43,019,606)	(38,038,786)
Treasury stock, at cost — 1,420,275 shares of common stock	(5,793,821)	(5,793,821)

Total Shareholders’ Equity (Deficit)	(3,484,480)	779,242

Total Liabilities and Shareholders’ Equity (Deficit)	$18,011,338	$18,036,376

See accompanying notes.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Dollars
Balances at December 31, 2000	9,200,943	$920,094	$43,666,435	$(13,695,688)	$(5,245,484)	$25,645,357

Purchase of common stock for treasury (Note 6)	—	—	—	—	(548,337)	(548,337)
Stock options exercised	13,801	1,380	17,796	—	—	19,176
Compensation expense on stock options	—	—	1,909	—	—	1,909
Net loss	—	—	—	(18,926,423)	—	(18,926,423)

Balances at December 31, 2001	9,214,744	$921,474	$43,686,140	$(32,622,111)	$(5,793,821)	$6,191,682

Stock options exercised	1,334	134	285	—	—	419
Compensation expense on stock options	—	—	3,816	—	—	3,816
Net loss	—	—	—	(5,416,675)	—	(5,416,675)

Balances at December 31, 2002	9,216,078	$921,608	$43,690,241	$(38,038,786)	$(5,793,821)	$779,242

Stock options exercised	52,942	5,294	5,523	—	—	10,817
Issuance of common stock warrants in connection with notes payable (Note 4)	—	—	702,465	—	—	702,465
Compensation expense on stock options	—	—	3,816	—	—	3,816
Net loss	—	—	—	(4,980,820)	—	(4,980,820)

Balances at December 31, 2003	9,269,020	$926,902	$44,402,045	$(43,019,606)	$(5,793,821)	$(3,484,480)

See accompanying notes.

Consolidated Statements of Cash Flows

Years Ended December 31,	2003	2002	2001
Operating Activities
Net loss	$(4,980,820)	$(5,416,675)	$(18,926,423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,110,683	1,274,200	1,543,936
Amortization	1,420,667	1,446,857	2,394,218
Amortization of debt discount	43,904	—	—
Compensation expense on stock options	3,816	3,816	1,909
(Gain) loss on disposal of equipment and leasehold improvements	1,589	35,532	(5,447)
Asset impairment charges	951,171	—	5,696,866
Changes in operating assets and liabilities, net of effects of acquired business:
Accounts receivable	1,662,605	(264,530)	1,319,938
Prepaid expenses and other	(29,236)	142,365	(108,253)
Accounts payable	(198,485)	10,500	300,967
Accrued liabilities	(225,465)	(1,199,839)	74,515
Deferred revenues	782,444	312,697	3,855,308
Deferred rent	(48,948)	(48,948)	(48,946)

Total adjustments	5,474,745	1,712,650	15,025,011

Net cash provided by (used in) operating activities	493,925	(3,704,025)	(3,901,412)

Investing Activities
Capital expenditures	(440,224)	(257,441)	(1,134,301)
Acquisition of business, net of cash received of $87,383	(765,432)	—	—
Capitalized software development costs	—	(1,238,076)	(1,004,383)
Purchase of licensed technology	—	(188,346)	(7,500,000)
Proceeds from sale of equipment	150	2,292	120,447
Proceeds from sale of internal use software	—	—	917,380

Net cash used in investing activities	(1,205,506)	(1,681,571)	(8,600,857)

Financing Activities
Payments on capital lease obligations	(47,861)	(118,144)	(262,890)
Proceeds from issuance of notes payable and warrants	2,125,000	—	—
Borrowings (payments) on line of credit	(1,599)	601,599	—
Proceeds from exercise of stock options	10,817	419	19,176
Purchase of common stock for treasury	—	—	(548,337)

Net cash provided by (used in) financing activities	2,086,357	483,874	(792,051)

Net increase (decrease) in cash and cash equivalents	1,374,776	(4,901,722)	(13,294,320)
Cash and cash equivalents at beginning of year	3,004,620	7,906,342	21,200,662

Cash and cash equivalents at end of year	4,379,396	$3,004,620	$7,906,342

Supplemental disclosure:
Cash paid for interest	$88,538	$18,684	$26,535

Noncash investing and financing activities:

During 2003, the Company issued a note payable for $1,418,640 in connection with its acquisition of a business and assumed capital lease obligations of $72,370.

During 2001, the Company entered into a non-compete agreement for $1,090,000.

See accompanying notes.

Notes To Consolidated Financial Statements / December 31, 2003

1. SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The accompanying consolidated financial statements include the accounts of Catalyst and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The functional currency of the Company’s subsidiary in the United Kingdom is the U.S. dollar; accordingly, monetary assets and liabilities are translated into United States dollars at the rate of exchange existing at the end of the period, and nonmonetary assets and liabilities are translated into United States dollars at historical exchange rates. Income and expense amounts, except for those related to assets translated at historical rates, are translated at the average exchange rates during the period. Adjustments resulting from the remeasurement of the financial statements into the functional currency are charged or credited to income.

Business and Concentration of Credit Risk

Catalyst develops, markets, and supports supply chain execution software products. Catalyst also provides related services, including engagement services, customer education and training, customer support, consulting services, facilities management, and enabling technologies for customers throughout the United States and certain foreign countries. Catalyst performs periodic credit evaluations of its customers’ financial condition and does not require collateral. Catalyst evaluates the collectibility of its accounts receivables based on a combination of factors. Catalyst recognizes an allowance for doubtful accounts based on the length of time the receivables are past due. Specific customer reserves are based upon Catalyst’s assessment of deviations in historical payment trends, the age of the account, and ongoing communications with its customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those estimates.

Cash Equivalents

Catalyst considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds. The cost of these securities, which are considered “available for sale” for financial reporting purposes, approximates fair value at both December 31, 2003 and 2002. There were no realized gains or losses during any of the three years in the period ended December 31, 2003.

Equipment and Leasehold Improvements

Equipment and leasehold improvements are recorded at cost and are depreciated on the straight-line basis over their estimated useful lives as follows: computer hardware and software—three to five years; office equipment and furniture and fixtures—five to seven years; and leasehold improvements—ten years (though no longer than the term of the lease).

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

When the software product is available for general release to customers, capitalization ceases and such costs are amortized on a product-by-product basis. The annual amortization is the greater of the amount computed using (a)

the ratio that current gross revenues for the product bear to the total of current and anticipated future gross revenues for the product or (b) the straight-line method over the estimated economic life of the product or three years. Amortization expense was $1,119,803, $624,459, and $443,936 in 2003, 2002, and 2001, respectively. Catalyst compares the net realizable value on a product by product basis to the unamortized capitalized software development costs and writes off any items that are not considered recoverable. During the fourth quarter of 2003, Catalyst concluded that the recoverability of certain capitalized software development costs was impaired and wrote-off assets with a net book value of $440,962.

Intangible Assets

Catalyst’s identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives which range from three to five years.

Impairment of Long-Lived Assets

Equipment and leasehold improvements and identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted future cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and the carrying value of the asset or group of assets. Such analysis necessarily involve significant judgment. See Note 3 and 11 for impairment charges in 2003 and 2001, respectively.

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

Contract Accounting

For arrangements that include significant customization or modification of the software, revenue is recognized using contract accounting. Revenue from these software arrangements is recognized on a percentage of completion basis, with progress to completion measured based upon labor time expended. Catalyst reserves for project cost overruns when such overruns are identified. Included in accrued liabilities are reserves for project cost overruns of $39,000 and $105,000 at December 31, 2003 and 2002, respectively.

Advertising

Advertising costs are expensed as incurred and amounted to approximately $329,000, $376,000, and $837,000 in 2003, 2002, and 2001, respectively.

Income Taxes

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using currently enacted tax rates and laws, subject to a valuation allowance.

Fair Value of Financial Instruments

The carrying amounts of Catalyst’s financial instruments, which includes cash and cash equivalents, accounts receivable, accounts payable, line of credit and note payable obligations are considered to approximate their respective fair values.

Stock-Based Compensation

Catalyst has stock-based employee compensation plans (see Note 7). Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Catalyst has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows:

Years ended December 31,	2003	2002	2001
Net loss:
As reported	$(4,980,820)	$(5,416,675)	$(18,926,423)
Stock-based employee compensation
expense determined under fair value based method	(772,301)	(935,919)	(577,343)

Proforma	$(5,753,121)	$(6,352,594)	$(19,503,766)
Net loss per share:
As reported, basic	$(0.64)	$(0.69)	$(2.38)
Pro forma, basic	(0.74)	(0.82)	(2.45)
As reported, diluted	(0.64)	(0.69)	(2.38)
Proforma, diluted	(0.74)	(0.82)	(2.45)

Comprehensive Loss

Comprehensive loss equals net loss in 2003, 2002, and 2001.

Loss Per Share

The numerator for the calculation of basic and diluted loss per share is net loss in each year. The denominator is the weighted average shares outstanding of 7,821,483, 7,794,812, and 7,961,676 in 2003, 2002, and 2001, respectively. Options that could potentially dilute earnings per share in the future that are not included in the computation of diluted loss per share as their impact is antidilutive are 371,270, 59,192, and 200,905, respectively.

Reclassifications

Certain 2002 amounts were reclassified to conform to the 2003 presentation.

Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (VIEs). VIEs are entities for which control is achieved through means other than voting rights. The consolidation requirements of FIN No. 46 were applicable immediately to all VIEs in which an interest was acquired after January 31, 2003. For VIEs in which an interest was acquired before February 1, 2003, the consolidation requirements of FIN No. 46 are generally effective in 2004. FIN No. 46 has not had, and is not expected to have, a significant impact on Catalyst’s financial statements. Catalyst has applied the provisions of SFAS No. 146, which is effective for exit or disposal activities initiated after December 31, 2002, to the restructuring completed in 2003 described in Note 11.

2. ACQUISITIONS

Effective July 1, 2003, Catalyst acquired Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics Execution System (SAP LES). The purchase price was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance is to be paid in installments as follows; $218,640 on or before March 31, 2004, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. As part of the acquisition, Catalyst incurred approximately $253,000 of direct transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the consolidated financial statements from July 1, 2003, the effective date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as summarized below:

Current assets	$2,018,034
Equipment and leasehold improvements	121,965
Goodwill	1,224,975

Total assets acquired	3,364,974

Current liabilities	1,021,149
Capital lease obligations	72,370

Total liabilities assumed	1,093,519

Purchase price, including transaction costs	$2,271,455

The goodwill of $1,224,975 recorded as a result of this acquisition will not be amortized but will be reviewed annually for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

3. INTANGIBLE ASSETS

Amortizable intangible assets consisted of the following at December 31:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Licensed technology	$1,208,784	$628,980	$1,188,346	$307,678
Impairment charge	(510,209)	—	—	—

	$698,575	$628,980	$1,188,346	$307,678

Amortization expense related to intangible assets was $321,302, $552,604, and $1,950,282 in 2003, 2002, and 2001, respectively.

The estimated future amortization expense related to intangible assets for 2004 is $69,595.

4. BANK LINE OF CREDIT AND LONG-TERM DEBT

Catalyst had a $1.0 million line of credit facility with a bank. The line of credit was due March 17, 2004, carried a 3.5% interest rate and was secured by substantially all of Catalyst’s assets. The line of credit agreement required Catalyst to have cash collateral at the bank at all times borrowings under this facility were outstanding.

In February 2004, Catalyst entered into a new $3 million asset based credit facility with Silicon Valley Bank. The revolving credit facility bears interest at prime plus 2% subject to a minimum interest charge of 6.5%. This facility expires on February 17, 2005. Advances under this line are based upon a 75% advance rate of eligible accounts receivables as defined in the credit agreement.

The Company’s long-term debt at December 31, 2003 consists of the following:

Notes payable to former owner of Catalyst Consulting Services, Inc., bearing interest at applicable federal rate (see Note 2)	$1,418,640

Notes payable	2,125,000

Less debt discount	(658,561)

2,885,079

Less current portion	818,640

$2,066,439

During 2003, Catalyst issued $2,125,000 of notes payable with detachable warrants, of which $1,925,000 were issued to certain members of the Board of Directors. The notes are secured by substantially all assets, pay 12% interest and mature in 2007. Interest expense to members of the Board of Directors was approximately $65,000 in 2003. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes have 50% warrant coverage and the warrants are exercisable into the Company’s common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the note issuance and expire in September 2008.

Warrants for the purchase of 739,437 shares of common stock were issued in connection with the notes at an exercise price of $1.42 per share. The value allocated to these warrants was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon 130% of the volume weighted average closing price of Catalyst’s common stock for the 30 trading days prior to note issuance. The valuation of the warrants reduced the carrying value of the debt by $702,465 and was recorded as a debt discount. The debt discount is being amortized using the straight-line method over the four-year term of the debt.

5. CAPITAL LEASE OBLIGATIONS AND LEASE COMMITMENTS

Capital lease obligations consisted of the following at December 31:

	2003	2002
Capital lease obligations	$55,314	$30,805
Less current portion	(12,550)	(28,363)

	$42,764	$2,442

Catalyst leases computer equipment, office furniture, and a telephone system under capital leases requiring monthly payments in varying amounts through August 2008, with effective interest rates ranging from 7.5% to 10.5%. At December 31, 2003, the gross amount of equipment recorded under capital leases and related accumulated amortization was approximately $372,000 and $308,000, respectively. At December 31, 2002, the cost and accumulated amortization of equipment recorded under capital leases were approximately $305,000 and $283,000, respectively.

Catalyst also leases office space under three operating leases that extend through May 2008. Catalyst is recognizing rent expense on a straight-line basis, which differs from the pattern of payments required by the lease. Catalyst is required to pay real estate taxes, maintenance, utilities, and insurance on the leased buildings.

At December 31, 2003, future payments under capital and operating leases with remaining terms in excess of one year were as follows:

	Capital Leases	Operating Leases
2004	$18,161	$933,000
2005	15,117	991,000
2006	14,515	478,000
2007	14,515	420,000
2008	8,041	85,000

Total minimum lease obligations	70,349	$2,907,000
Amounts representing interest	15,035

Capital lease obligation	$55,314

Total rent expense, including executory costs, on all operating leases was approximately $1,413,000, $1,446,000, and $1,369,000 in 2003, 2002, and 2001, respectively.

6. SHAREHOLDERS’ EQUITY

In March 1996, Catalyst’s board of directors authorized a repurchase program for up to 700,000 shares of its common stock from the open market. During 2001, Catalyst repurchased 257,944 shares of its common stock under this program for $548,337. At December 31, 2003, Catalyst is authorized to repurchase an additional 108,856 shares.

7. STOCK OPTIONS AND WARRANTS

Catalyst has three employee stock option plans (collectively, the “Employee Plans”). The 1993 Stock Option Plan, as amended, allows Catalyst to grant up to 3,000,000 incentive stock options and/or nonqualified stock options to employees. Effective December 1, 2000, the Board of Directors increased the number of shares available under the 1993 Employee Plan to 3,063,226. The 2001 Stock Option Plan allows Catalyst to grant up to 1,000,000 incentive stock options and/or nonqualified stock options to employees. The UK-Approved Stock Option Plan allows Catalyst to grant up to 500,000 nonqualified stock options to employees of its UK subsidiary.

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

Catalyst has a 1997 Director Stock Option Plan (the “Director Plan”), whereby each director was granted options to purchase 10,000 shares of common stock on the effective date of the Director Plan and is entitled to be granted options to purchase 5,000 shares of common stock on each anniversary of the Director Plan. The exercise price of each grant is equal to the market price of Catalyst’s common stock on the date of grant. The Director Plan provides for the issuance of 250,000 nonqualified stock options to directors. The options are exercisable for 10 years from the date of grant.

The following table summarizes information with respect to Catalyst’s Employee and Director Plans for the three years ended December 31, 2003:

	Number of Options	Weighted Average Option Exercise Price per Share	Number of Options Exercisable
Outstanding at December 31, 2000	2,250,515	$5.49	1,039,764
Granted	803,825	2.89
Exercised	(13,801)	1.39
Canceled	(900,063)	6.13

Outstanding at December 31, 2001	2,140,476	4.27	901,394
Granted	268,925	2.70
Exercised	(1,334)	0.31
Canceled	(452,105)	4.77

Outstanding at December 31, 2002	1,955,962	3.95	937,154
Granted	675,350	1.10
Exercised	(52,942)	0.20
Canceled	(365,213)	4.14

Outstanding at December 31, 2003	2,213,157	$3.14	947,656

At December 31, 2003, 1,605,314 options were available for grant under the Employee and Director Plans. As of December 31, 2003, the range of exercise prices on outstanding options is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Number of Options Exercisable
Price range $0.10 to $3.86, weighted average contractual life of 6.1 years	1,832,359	$2.26	655,297
Price range $4.00 to $8.50, weighted average contractual life of 6.3 years	279,058	5.29	196,097
Price range $10.00 to $13.94, weighted average contractual life of 5.3 years	88,348	12.76	83,938
Price range $14.00 to $16.38, weighted average contractual life of 5.4 years	13,392	14.66	12,324

	2,213,157	$3.14	947,656

Catalyst has an outstanding warrant for the purchase of 10,000 shares of its common stock at $3.50 per share, the market price of the underlying stock as of the modification date in 1997. The term was extended to 10 years after the modification date.

Catalyst has reserved 4,567,908 shares of common stock at December 31, 2003, to provide for the exercise of outstanding stock options and warrants and the granting of stock options.

The weighted-average grant date option fair values were $1.07, $2.32, and $2.31 per share for 2003, 2002, and 2001 option grants, respectively. For grants made prior to Catalyst becoming a public company, the minimum value method was used to estimate the fair value of the options. For grants made after Catalyst’s initial public offering in November 1995, the Black-Scholes method was used. The following weighted average assumptions were used for grants in 2003, 2002, and 2001, respectively: risk-free interest rates of 4.0%, 4.0%, and 4.5%; dividend yields of 0%; expected common stock market price volatility factors of 1.70, 1.33, and 1.09; and a weighted average expected life of the options of five years.

8. RETIREMENT PLAN

Catalyst sponsors an employee savings and retirement plan in which all employees over 21 years of age with one month of service are eligible to participate. Participants can elect to defer up to 15% of their compensation in accordance with Section 401(k) of the Internal Revenue Code. Catalyst, at its discretion, can match up to 100% of the employees’ contributions. During 2003 and 2002, the Company did not make a contribution to the plan. Company contributions to the plan were approximately $118,000 in 2001.

9. INCOME TAXES

The provision for income taxes consisted of the following:

Years Ended December 31,	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	—	—	—
Deferred	(1,655,000)	(2,051,000)	(7,231,000)
Change in valuation allowance	1,655,000	2,051,000	7,231,000

	$—	$—	$—

The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

Years Ended December 31,	2003	2002	2001
Benefit at U.S. statutory rate	$(1,693,000)	$(1,842,000)	$(6,435,000)
State effect of change in deferred tax assets	(16,000)	(257,000)	(1,019,000)
General business credits	—	—	167,000
Change in valuation allowance	1,655,000	2,051,000	7,231,000
Permanent differences, net	54,000	48,000	56,000

	$—	$—	$—

At December 31, 2003, Catalyst had net operating loss carry-forwards for federal and state income tax purposes of approximately $41,000,000 which expire between 2008 and 2023. Of these net operating loss carry-forwards, approximately $5,800,000 were created by deductions from the exercise of nonqualified stock options from 1995 through 2003. The tax benefit realized upon the use of net operating loss carry-forwards in future years related to such deductions will be credited directly to additional paid-in capital. At December 31, 2003, Catalyst had general business credit carry-forwards of $1,139,000 and $547,000 for federal and state income tax purposes, respectively, which expire from 2006 through 2022. At December 31, 2003, Catalyst had $96,000 of alternative minimum tax (AMT) credits which do not expire.

Annual limitations on the use of these loss and credit carry-forwards due to changes in ownership are not expected to materially impact Catalyst.

The tax effects of temporary differences between financial reporting and income tax bases of assets and liabilities were as follows:

December 31,	2003	2002
Deferred tax assets:
AMT and general business credits	$1,596,000	$1,528,000
Net operating loss carry-forwards	16,059,000	14,923,000
Accrued project costs	15,000	41,000
Intangible assets	—	129,000
Allowance for doubtful accounts	115,000	186,000
Deferred rent	20,000	39,000
Accrued compensation	415,000	314,000
Other	29,000	19,000

	18,249,000	17,179,000
Deferred tax liabilities:
Depreciation	(65,000)	(56,000)
Goodwill	(17,000)	—
Capitalized software development costs	(315,000)	(926,000)

	(397,000)	(982,000)

Net deferred tax assets	17,852,000	16,197,000
Valuation allowance	(17,852,000)	(16,197,000)

	$—	$—

The valuation allowance at December 31, 2003 and 2002, was provided because of uncertainty based on Catalyst’s historical operating results, with respect to realization of deferred tax assets.

10. SEGMENT DISCLOSURE AND MAJOR CUSTOMERS

Catalyst operates in one industry segment. During 2002, Catalyst had one customer that accounted for more than 10% of total revenues. The customer represented $4.2 million or 13.1% of our total revenues. There were no sales to individual customers that exceeded 10% of revenues in 2003 or 2001.

International revenues accounted for 19.4%, 17.5%, and 15.8% of total revenues in 2003, 2002, and 2001, respectively. Revenues by geographic area were as follows:

Years Ended December 31,	2003	2002	2001
United States	$24,962,672	$26,620,609	$27,355,416
United Kingdom	3,128,610	2,713,367	2,093,832
Countries in which revenues did not exceed $1 million	2,876,748	2,936,217	3,054,622

	$30,968,030	$32,270,193	$32,503,870

11. RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES

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

During 2002, Catalyst recorded an aggregate charge of $1,159,268, which consisted of non-compete amortization of $514,718 related to the former president’s non-compete agreement and $644,550 related to severance payments and outplacement services related to workforce reductions in 2002. The severance payments and outplacement services were paid in cash during 2002, except for approximately $189,000, which was paid in the first two months of 2003. The obligations under the non-compete agreement were also paid in 2002.

During 2003, Catalyst recorded a charge of $487,384 for severance payments and outplacement services related to workforce reductions in 2003. Substantially all of these costs were paid in cash during 2003. In addition, the Company recorded an impairment charge related to certain capitalized software development costs as discussed in Note 1.

12. CONTINGENCIES

The Company has been involved in a dispute with a former customer. In January 2002, an arbitration panel issued an award in favor of the former customer for $800,000 plus 5% interest. The Company challenged the validity of the award on the basis that it was not issued by the arbitration panel in a timely manner consistent with the rules of arbitration.

On November 22, 2002, the District Court ruled in favor of Catalyst’s motion to vacate the arbitration award and denied the Claimant’s petition to confirm the award. The claimant appealed this decision to the 7th Circuit Court of Appeals. During 2002, the Company reduced its accrual for this matter by $525,000 as a result of management’s assessment of the probable liability relating to this matter. During 2003, no decision had been made by the 7th Circuit Court of Appeals.

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

13. MISCELLANEOUS INCOME

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

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders

Catalyst International, Inc.

We have audited the accompanying consolidated balance sheets of Catalyst International, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Milwaukee, Wisconsin

February 18, 2004

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Catalyst incorporates by reference herein the information contained under the caption, “Election of Directors,” in the Proxy Statement for the 2003 Annual Meeting of Shareholders (the Proxy Statement). Catalyst also incorporates by reference herein the information contained under the caption, “Section 16(a) Beneficial Ownership Reporting Compliance,” in the Proxy Statement.

Executive Officers

James B. Treleaven	57	President and Chief Executive Officer

John K. Gorman	49	Executive Vice President—Operations

David H. Jacobson	43	Executive Vice President—Finance and Chief Financial Officer

David A. March	48	Executive Vice President—Sales and Marketing

Mr. Treleaven joined Catalyst on July 2, 2001 as President and Chief Executive Officer. Mr. Treleaven was elected a director of Catalyst and its wholly owned subsidiary, Catalyst WMS International Limited, on July 25, 2001. Prior to joining Catalyst, Mr. Treleaven was with Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from January 2000 to June 2001 and served as President and CEO from January 2000 to January 2001. From January 1998 to January 2000, Mr. Treleaven served as president of the Enterprise Solutions Division (formerly Dun & Bradstreet Software) at Geac Computer Corporation, a provider of mission-critical software and systems solutions, and from July 1996 to January 1998, he served as vice president of marketing at Moore Corporation, one of the world’s largest suppliers of business forms and services.

Mr. Gorman has served as Executive Vice President—Operations since October 2001. Mr. Gorman joined Catalyst on September 1, 2001 as Senior Vice President—Client Services. Prior to joining Catalyst, Mr. Gorman served as senior vice president—client services at Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from February 2000 to August 2001. From December 1998 to February 2000, he served as a business unit leader for Axciom Corporation, an international provider of comprehensive information management solutions using customer, consumer and business data. From August 1989 to December 1999, Mr. Gorman served in various roles, the most recent being director—customer systems, at Moore Corporation, one of the world’s largest suppliers of business forms and services.

Mr. Jacobson joined Catalyst in October 2001 as Executive Vice President—Finance and Chief Financial Officer. Prior to joining Catalyst, Mr. Jacobson served as Senior Vice President and Chief Financial Officer at Global CommerceZone, an Internet infrastructure organization focused on enabling international e-commerce, from November 2000 to September 2001 and as Executive Vice President and Chief Financial Officer at Coolsavings.com from October 1998 to October 2000. From January 1996 through October 1998, Mr. Jacobson served as Chief Financial Officer and Treasurer at SMS Technology Inc., a value added packer and distributor of specialized chemical products.

Mr. March joined Catalyst in May 2002 as Executive Vice President—Sales and Marketing. Prior to joining Catalyst, Mr. March served as Executive Vice President and General Manager of North America and Director of Worldwide Marketing, for Parsytec, a German software company that provides yield management and supply chain optimization solutions for strip materials such as metals, paper and plastics from 1999 to April 2002. Prior to his work for Parsytec, Mr. March was Vice President of Commercial Systems for Foliage Software Systems from 1997 to 1999, where he developed partnerships with large ERP companies to provide customization services to global process companies in chemicals, food, plastics, and pharmaceuticals. From 1996 to 1997, Mr. March served as Chief Operating Officer and Senior Vice President of Thermo Optek, a world leader in the development and sale of high technology products for the determination of the elemental composition of materials for industry and government.

Item 11. Executive Compensation

Catalyst incorporates by reference herein the information contained under the caption “Executive Compensation” in the Proxy Statement. Catalyst also incorporates by reference herein the information contained under the caption, “Non-Employee Director Compensation,” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Catalyst incorporates by reference herein the information contained under the captions “Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

Catalyst incorporates by reference herein the information contained under the caption, “Certain Relationships and Related Transactions,” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Catalyst incorporates by reference herein the information contained under the caption, “Ratification of Independent Auditors,” in the Proxy Statement.

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

(b) Reports on Form 8-K

The Company furnished or filed two Current Reports on Form 8-K during the fourth quarter of 2003. One Form 8-K was filed on November 3, 2003 reporting Item 5-Other Events and one Form 8-K was furnished on November 3, 2003 regarding Item 12-Results of Operations and Financial Condition.

(c)	Exhibit Listing

Number	Description

3.1	Amended and Restated Certificate of Incorporation incorporated by reference to Registration Statement 33-97522C on Form SB-2

3.2	Amended and Restated By-Laws incorporated by reference to Exhibit 3.2 of Form 10-K for the fiscal year ended December 31, 2000

10.1	1993 Stock Option Plan, as amended, of Catalyst USA, Inc.* incorporated by reference to Registration Statement 33-97522C on Form SB-2

10.2	1997 Director Stock Option Plan of Catalyst International, Inc.* incorporated by reference to Exhibit 4.1 of Registration Statement 33-97522C on Form S-8 dated September 26, 1997

10.3	Letter Agreement with Douglas B. Coder dated October 23, 1998* incorporated by reference to Exhibit 10.3 on Form 10-K for the period ended December 31, 2000

10.4	Subscription Agreement among SAP America, Inc., SAP Aktiengesellschaft and Catalyst International, Inc. dated August 31, 1999 incorporated by reference to Exhibit 4 on Form 8-K dated September 20, 1999

10.5	Letter Agreement with Douglas B. Coder dated December 3, 1999* incorporated by reference to Exhibit 10.9 on Form 10-K for the period ended December 31, 2000

10.6	2001 Employee Stock Option Plan* incorporated by reference to Appendix B of the Proxy Statement dated March 26, 2001

10.7	Company Share Option Scheme* incorporated by reference to Appendix C of the Proxy Statement dated March 26, 2001

10.8	Separation Agreement with Sean P. McGowan dated April 2, 2001* incorporated by reference to Exhibit 10.10 on Form 10-K for the period ended December 31, 2001

10.9	Employment Agreement with James B. Treleaven dated June 28, 2001* incorporated by reference to Exhibit 10 on Form 10-Q for the period ended June 30, 2001

10.10	Letter Agreement with David H. Jacobson dated October 1, 2001* incorporated by reference to exhibit 10.12 of the Form 10-K for the period ended December 31, 2001

10.11	Letter Agreement with John K. Gorman dated October 24, 2001* incorporated by reference to exhibit 10.13 of the Form 10-K for the period ended December 31, 2001

10.12	Letter Agreement with David A. March dated May 6, 2002* incorporated by reference to exhibit 10.12 of the Form 10-K for the period ended December 31, 2002

10.13	First Bank of Muscatine bank loan dated March 17, 2003 incorporated by reference to exhibit 10.13 of the Form 10-K for the period ended December 31, 2002

10.14	Collateral fee and security agreement dated March 17, 2003 between Catalyst International, Inc., certain pledgors and First National Bank of Muscatine incorporated by reference to exhibit 10.14 of the Form 10-K for the period ended December 31, 2002

10.15	Form of 12% Secured Promissory Note issued by the Company in aggregate principal amount of $2,125,000 incorporated by reference to exhibit 10.1 of the Form 10-Q for the period ended September 30, 2003

10.16	Form of Stock Purchase Warrant issued by the Company for aggregate of 739,437 shares of common stock incorporated by reference to exhibit 10.2 of the Form 10-Q for the period ended September 30, 2003

10.17	Security Agreement dated September 30, 2003 between the Company and Terrence L. Mealy for himself and as agent for other secured parties incorporated by reference to exhibit 10.3 of the Form 10-Q for the period ended September 30, 2003.

10.18	Loan and Security Agreement dated February 17, 2004 between Silicon Valley Bank and the Company

21	Subsidiaries of the Registrant

23	Consent of Auditors

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Cautionary Statement Regarding Forward-Looking Information and Risk Factors

*	Represents a management contract or compensation plan.

Pursuant to the requirements of Rule 14a-3(b)(10) of the Securities Act of 1934, as amended, Catalyst will, upon request and upon payment of a reasonable fee not to exceed the rate at which such copies are available from the Securities and Exchange Commission, furnish copies to its shareholders of any Exhibits in the Exhibit Listing.

(d)	Financial Statement Schedule

Valuation and Qualifying Accounts

(in thousands)

Description	Balance at beginning of period	Charged to costs and expense	(1) Deductions (additions)	Balance at end of period
Year ended December 31, 2003
Allowance for doubtful accounts	$475	$83	$263	$295
Year ended December 31, 2002
Allowance for doubtful accounts	900	105	530	475
Year ended December 31, 2001
Allowance for doubtful accounts	1,185	1,042	1,327	900

(1)	Represents uncollectible accounts written off, net of recoveries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on March 29, 2004.

Catalyst International, Inc.

By:	/s/ James B. Treleaven
James B. Treleaven
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2004.

/s/ Douglas B. Coder Douglas B. Coder	Chairman of the Board

/s/ James B. Treleaven James B. Treleaven	President and Chief Executive Officer (Principal Executive Officer)

/s/ Roy J. Carver, Jr. Roy J. Carver, Jr.	Director

/s/ Terrence L. Mealy Terrence L. Mealy	Director

/s/ William G. Nelson William G. Nelson	Director

/s/ David H. Jacobson David H. Jacobson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)