Form 10-Q
period 2004-03-31
CATALYST INTERNATIONAL INC
filed 2004-05-17
CIK 915508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

As of May 12, 2004, 7,872,087 shares of the registrant's common stock were outstanding.

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2004

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)
	March 31, 2004	December 31, 2003
Assets

Current Assets:
Cash and cash equivalents	$ 4,298	$ 4,379
Accounts receivable	5,212	9,409
Prepaid expenses and other	993	611
Total Current Assets	10,503	14,399

Equipment and Leasehold Improvements:
Computer hardware and software	7,827	7,698
Office equipment	2,422	2,416
Leasehold improvements	974	972
	11,223	11,086
Less accumulated depreciation	(9,837)	(9,569)
Total Equipment and Leasehold Improvements	1,386	1,517

Capitalized software development costs, net of accumulated amortization of $619 in 2004 and $510 in 2003	692	801
Goodwill	1,225	1,225
Intangible assets, net of accumulated amortization of $645 in 2004 and $629 in 2003	54	70
Total Assets	$13,860	$18,012
	=======	=======

See accompanying notes.

Note: The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)
	March 31, 2004	December 31, 2003
Liabilities and Shareholders' Equity (Deficit
Current Liabilities:
Accounts payable	$ 3,379	$ 4,033
Accrued liabilities	1,602	1,948
Accrued legal and professional fees	1,041	1,054
Line of credit	600	600
Notes payable	1,419	819
Deferred revenues	7,595	10,345
Current portion of capital lease obligations	9	13
Total Current Liabilities	15,645	18,812

Noncurrent Liabilities:
Capital lease obligations	43	43
Long-term debt	1,510	2,066
Deferred revenues	522	522
Deferred rent	41	53
Total Noncurrent Liabilities	2,116	2,684

Contigencies (Note 4)

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.10 par value; 25,000,000 shares authorized; shares issued: 9,274,445 in 2004 and 9,269,020 in 2003	927	927
Additional paid-in capital	44,406	44,402
Accumulated deficit	(43,440)	(43,019)
Treasury stock, at cost - 1,420,275 shares of common stock in 2004 and 2003	(5,794)	(5,794)
Total Shareholders' Equity (Deficit)	(3,901)	(3,484)
Total Liabilities and Shareholders' Equity (Deficit)	$13,860	$18,012
	=======	=======

See accompanying notes.

Note: The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations
in thousands, except per share data)
(unaudited)
Three Months Ended March 31,	2004	2003
Revenues:
Software	$ 752	$ 452
Services and post-contract customer support	6,195	4,736
Hardware	1,997	1,092
Total Revenues	8,944	6,280

Cost of Revenues:
Cost of software	211	418
Cost of services and post-contract customer support	3,144	2,803
Cost of hardware	1,507	773
Total Cost of Revenues	4,862	3,994

Gross Margin	4,082	2,286

Operating Expenses:
Product development	1,018	1,038
Sales and marketing	1,985	2,119
General and administrative	1,225	1,026
Separation costs	90	--
Total Operating Expenses	4,318	4,183

Loss From Operations	(236)	(1,897)

Other Income (Expense):
Interest expense	(130)	(8)
Investment income	3	8
Miscellaneous, net	(58)	27
Total Other Income (Expense), Net	(185)	27

Net Loss	$ (421)	$ (1,870)
	=======	======

Basic and diluted loss per share	($0.05)	($0.24)

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)
Three Months Ended March 31,	2004	2003
Operating Activities:
Net loss	$ (421)	$ (1,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	240	299
Amortization	125	368
Amortization of debt discount	44	--
Compensation expense on stock options	1	1
Loss on disposal of equipment and leasehold improvements	--	1
Changes in operating assets and liabilities:
Accounts receivable	4,197	4,118
Prepaid expenses and other	(382)	(118)
Accounts payable	(654)	(955)
Accrued liabilities	(359)	(156)
Deferred revenues	(2,750)	(1,671)
Deferred rent	(12)	(12)
Total adjustments	450	1,875
Net cash provided by operating activities	29	5

Investing Activities:
Capital expenditures	(109)	(64)
Net cash used in investing activities	(109)	(64)

Financing Activities:
Payments on capital lease obligations	(4)	(22)
Proceeds from exercise of options	3	--
Borrowings on line of credit, net	--	998
Net cash provided by/(used in) financing activities	(1)	976
Net increase (decrease) in cash and cash equivalents	(81)	917

Cash and cash equivalents at beginning of period	4,379	3,005
Cash and cash equivalents at end of period	$ 4,298	$ 3,922
	========	=======
Supplemental Disclosure:
Cash paid for interest	87	8

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
March 31, 2004
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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
(in thousands) Three Months Ended March 31,	2004	2003
DENOMINATOR
Denominator for basic loss per share - weighted average common shares	7,854	7,796

Effect of dilutive securities - stock options and warrants	--	--
Denominator for diluted loss per share	7,854	7,796
	=======	=======

3.  Stock-Based Compensation

Catalyst has stock-based employee compensation plans. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. Catalyst has chosen to continue using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plans.

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows (in thousands, except per share data):
Three Months ended March 31,	2004	2003
Net loss:
As reported	($ 421)	($1,870)
Stock-based employee compensation expense determined under fair value based method	(185)	(214)
Compensation expense on stock options as reported	1	1
Pro forma	($ 605)	($2,083)
Net loss per share:
As reported, basic and diluted	($0.05)	($0.24)
Pro forma, basic and diluted	($0.08)	($0.27)

4.  Contingencies

The Company has been involved in a dispute with a former customer. In January 2002, an arbitration panel issued an award in favor of the former customer for $800,000 plus 5% interest. The Company challenged the validity of the award on the basis that it was not issued by the arbitration panel in a timely manner consistent with the rules of arbitration.

On November 22, 2002, the District Court ruled in favor of Catalyst's motion to vacate the arbitration award and denied the Claimant's petition to confirm the award. The claimant appealed this decision to the 7th Circuit Court of Appeals. On May 10, 2004, the 7th Circuit Court of Appeals decided to vacate the judgment of the District Court and remanded for enforcement of the initial arbitration award. The Company is currently reviewing its options with respect to this decision.

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

5.  Acquisition

Effective July 1, 2003, Catalyst acquired Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics Execution System (SAP LES). The purchase price was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance is to be paid in installments as follows; $218,640 on or before March 31, 2004, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. The two payments totaling $818,640 that were due March 31, 2004 have been amended to be paid on or before July 31, 2004. As part of the acquisition, Catalyst incurred approximately $253,000 of direct transaction costs. The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the consolidated financial statements from July 1, 2003, the effective date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as summarized below:

Current assets	$ 2,018,034
Equipment and leasehold improvements	121,965
Goodwill	1,224,975
Total assets acquired	3,364,974
Current liabilities	1,021,149
Capital lease obligations	72,370
Total liabilities assumed	1,093,519
Purchase price, including transaction costs	$ 2,271,455
=========

The goodwill of $1,224,975 recorded as a result of this acquisition will not be amortized but will be reviewed annually for potential impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

6.  Notes Payable

The Company's Board of Directors has approved the terms of a private placement. Catalyst is planning to raise up to $7.5 million by issuing notes payable with detachable warrants on terms no less favorable than the terms of the note payable offering closed in September of 2003. In September 2003, Catalyst issued $2,125,000 of notes payable with detachable warrants. The notes are secured by substantially all assets, pay 12% interest and mature in 2007. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes have 50% warrant coverage and the warrants are exercisable into the Company's common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the note issuance and expire in September 2008.

Warrants for the purchase of 739,437 shares of common stock were issued in September 2003 at an exercise price of $1.42 per share. The value allocated to these warrants was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon 130% of the volume weighted average closing price of Catalyst's common stock for the 30 trading days prior to note issuance. The valuation of the warrants reduced the carrying value of the debt by $702,000 and was recorded as a debt discount. The debt discount is being amortized using the straight-line method over the four-year term of the debt.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "anticipate," "estimate," "intend," "expect," "believe" and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify such forward-looking statements. These forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances. Our actual results may differ materially from the results discussed in such forward-looking statements. Factors that may cause such a difference include, but are not limited to, the factors identified in Exhibit 99.1 of Catalyst's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is incorporated herein by reference. The Company is under no obligation to (and expressly disclaims any such obligation to) update or alter its forward-looking statements whether as a result of such changes, new information, future events or otherwise.

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

Legal Accruals

As discussed in Note 4 of our consolidated financial statements, as of March 31, 2004, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer. This estimate has been developed in consultation with outside counsel. To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

REVENUE

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales. Total revenues for the first quarter of 2004 were $8.9 million, which represented a 42.4% increase from first quarter of 2003 total revenues of $6.3 million. The increase in total revenues for the three-month period was due primarily to the acquisition of Catalyst Consulting Services, Inc. on July 1, 2003, increased license revenue from the sales of new products and increased hardware revenue.

International revenues were $1.4 million in the first quarter of 2004 compared to $1.3 million in the first quarter of 2003. International revenues represented 16.0% of total revenues for the first quarter of 2004 compared to 20.0% in the same period of 2003. The increase in international revenues was due primarily to an increase in service agreement revenues.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems. Software license fees in the first quarter of 2004 were $752,000 representing an increase of 66.4% compared to the first quarter of 2003 software license fees of $452,000. The increase was primarily attributable to license fee contracts on new product sales.

Our quarterly revenues are subject to fluctuation because they depend on the sale of a relatively small number of orders for our products and related services. Many of these orders are realized at the end of the quarter. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete several substantial sales in any given quarter. We continue to experience long sales cycles and deferrals of a number of anticipated orders, which we believe are affected by general economic uncertainty and our potential customers' concerns over making significant capital expenditures in light of this uncertainty. Software revenues may fluctuate based upon the size of new or add-on license agreements, as well as progress toward completion for contracts that are accounted for using contract accounting.

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements. Services and PCS revenues increased 30.8% to $6.2 million in the first quarter of 2004 from $4.7 million in the first quarter of 2003. The components of services and PCS revenues as a percentage of total revenues in the first quarter of 2004 were 19.4% for software modifications, 18.5% for professional services, and 31.4% for PCS agreements compared with 10.8%, 20.2%, and 44.4%, respectively, in the first quarter of 2003. Services and PCS revenues increased in the period primarily due to the acquisition of Catalyst Consulting Services, Inc. and new customer contracts. Software modifications are determined during the customer's Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sells to its customers on behalf of hardware and other equipment manufacturers. Hardware purchases by customers may vary significantly from period to period and may depend on the customers' own purchasing power. Hardware revenues increased by 82.9% to $2.0 million in the first quarter of 2004 from $1.1 million in the same period of 2003. The increase in hardware revenue was primarily due to the acquisition of Catalyst Consulting Services, Inc.

Operating Expense

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs. In the first quarter of 2004, cost of software decreased to $211,000 compared to $418,000 in the same period of 2003 due primarily to a decrease in capitalized software costs subject to amortization resulting from an impairment of certain capitalized software costs in the fourth quarter of 2003. Software amortization during the three months ended March 31, 2004, was $109,000 versus $298,000 during the same period in 2003.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS. The cost of services and PCS increased to $3.1 million in the first quarter of 2004 from $2.8 million for the first quarter of 2003. As a percentage of services and PCS revenues, the cost of services and PCS decreased to 50.8% of related revenues for the first quarter of 2004 from 59.2% for the first quarter of 2003. The cost of services and PCS increased due primarily to increased personnel costs resulting from our acquisition of Catalyst Consulting Services, Inc.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers. We do not inventory hardware items, but make them available to customers who desire a turnkey solution. Cost of hardware in the first quarter of 2004 was $1.5 million compared to $773,000 in the first quarter of 2003. The increase for the three-month period ending March 31, 2004 was attributable to an increase in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation. Product development costs as a percentage of total revenues for the first quarter of 2004 decreased to 11.4% from 16.5% in the first quarter of 2003. Product development costs were essentially unchanged at $1.0 million in the first quarter of 2004 and 2003, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel. Sales and marketing expenses as a percentage of total revenues for the first quarter of 2004 decreased to 22.2% from 33.7% in the first quarter of 2003. Sales and marketing expenses decreased to $2.0 million in the first quarter of 2004 from $2.1 million in the first quarter of 2003. The decreases in sales and marketing expenses for the current quarter was due primarily to a reduction in personnel and improved cost control measures.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel. General and administrative expenses as a percentage of total revenues were 13.7% for the first quarter of 2004 and 16.3% for the first quarter of 2003. General and administrative expenses increased to $1.2 million in the first quarter of 2004 from $1.0 million for the first quarter of 2003. The increase in cost was attributable to the additional headcount from the acquisition of Catalyst Consulting Services, Inc.

Other Operating Expenses, Investment Income (Loss), and Income Taxes

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results.

Income Tax Expense

No federal or state tax expense was recorded for the three-month periods ended March 31, 2004 and 2003 due to our federal and state net operating loss position. No deferred tax credit was recorded in the three month periods ended March 31, 2004 and 2003 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash provided by operating activities was $29,000 for the three months ended March 31, 2004, compared to $5,000 during the three months ended March 31, 2003.

Cash used in investing activities was $109,000 during the three months ended March 31, 2004 compared to $64,000 during the three months ended March 31, 2003 and was for capital expenditures.

Net cash used in financing activities was $1,000 during the three months ended March 31, 2004, compared to net cash provided of $976,000 during the three months ended March 31, 2003. The decrease was due primarily to a reduction in borrowings on our line of credit.

As of March 31, 2004, we had $4.3 million in cash and cash equivalents and negative working capital of $5.1 million. Cash and cash equivalents consist primarily of investments in money market funds.

The Board of Directors has approved the terms of a private placement. We are planning to raise up to $7.5 million by issuing notes payable with detachable warrants with terms that are no less favorable than the following. The notes will be secured by substantially all of our assets, will pay 12% interest and mature in four years. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes will have 50% warrant coverage and the warrants are exercisable into our common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the closing date of the funding and will expire five years from the closing date.

During 2003, Catalyst issued $2,125,000 of notes payable with detachable warrants, of which $1,925,000 were issued to certain members of the Board of Directors. The notes are secured by substantially all assets, pay 12% interest and mature in 2007. Interest expense to members of the Board of Directors was approximately $58,000 during the first quarter. The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000. The notes have 50% warrant coverage and the warrants are exercisable into the Company's common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the note issuance and expire in September 2008.

Warrants for the purchase of 739,437 shares of common stock were issued in connection with the notes at an exercise price of $1.42 per share. The value allocated to these warrants was measured at the date of grant because the number of shares was fixed and determinable. The value was determined based upon 130% of the volume weighted average closing price of Catalyst's common stock for the 30 trading days prior to note issuance. The valuation of the warrants reduced the carrying value of the debt by $702,465 and was recorded as a debt discount. The debt discount is being amortized using the straight-line method over the four-year term of the debt.

In February 2004, Catalyst entered into a new $3 million asset based credit facility with Silicon Valley Bank. The revolving credit facility bears interest at prime plus 2% subject to a minimum interest charge of 6.5%. This facility expires on February 17, 2005. Advances under this line are based upon a 75% advance rate of eligible accounts receivables as defined in the credit agreement.

The Company's long-term debt at March 31, 2004 consists of the following:
Notes payable to former owner of Catalyst Consulting Services, Inc., bearing interest at applicable federal rate	$ 1,418,640
Notes payable	2,125,000
Less debt discount	(614,657)
2,928,983
Less current portion	1,418,640
$ 1,510,343
=========

Accounts receivable were $5.2 million as of March 31, 2004. This compares to $9.4 million at December 31, 2003. The decrease from December 31, 2003 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding. At March 31, 2004, we had a reserve for doubtful accounts of $295,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

Our future capital requirements will depend on numerous factors including the level and timing of revenue, the resources we devote to marketing and selling our products and services, and our future investments in product development. We currently anticipate that our cash and available borrowings under our Revolving Credit Facility will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least December 31, 2004. However, any projections of future cash needs and cash flows are subject to uncertainty. Our long-term capital needs will depend on numerous factors, including the rate at which we are able to obtain new business from customers, the timing and amounts of expenditures on new and enhanced products and services, and the timing and size of acquisitions that we may pursue.

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

Effective July 1, 2003, we completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics Execution System (SAP LES). The purchase price was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance is to be paid in installments as follows; $218,640 on or before March 31, 2004, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. The two payments totaling $818,640 that were due March 31, 2004 have been amended to be paid on or before July 31, 2004. Approximately $1,000,000 of net working capital was acquired in this asset purchase.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments or debt instruments as we do not use market rate sensitive instruments for trading or other purposes. For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist principally of investments in money market funds. The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both March 31, 2004 and March 31, 2003. There were no realized gains or losses in the periods ended March 31, 2004 and 2003.

Item 4. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2004.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4 to our consolidated financial statements as of March 31, 2004 for information regarding legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004, Catalyst did not sell any equity securities (including warrants or convertible securities) that were not registered under the Securities Act or repurchase any of its equity securities.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	31.1	Rule 13a-14(a) Certification of President and Chief Executive Officer
	31.2	Rule 13a-14(a) Certification of Executive Vice President and Chief Financial Officer
	32.2	Section 1350 Certification of President and Chief Executive Officer
	32.2	Section 1350 Certification of Executive Vice President and Chief Financial Officer

(b)	Reports on Form 8-K
During the fiscal quarter ended March 31, 2004, one report on Form 8-K was furnished (February 25, 2004), pursuant to item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CATALYST INTERNATIONAL, INC.

Dated: May 17, 2004	By:/s/ James B. Treleaven
James B. Treleaven
President and Chief Executive Officer

Signing on behalf of the registrant and as principal executive officer.

Dated: May 17, 2004	By:/s/ David H. Jacobson
David H. Jacobson
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal financial officer.