Form 10-Q
period 2004-06-30
CATALYST INTERNATIONAL INC
filed 2004-08-16
CIK 915508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

_____________________________________

Commission File Number 0-27138

CATALYST INTERNATIONAL, INC.

Delaware (State of Incorporation)	39-1415889 (I.R.S. ID)

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

As of August 12, 2004, 7,877,447 shares of the registrant’s common stock were outstanding.

CATALYST INTERNATIONAL, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2004

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

3

Consolidated Balance Sheets – June 30, 2004 and December 31, 2003

3

Consolidated Statements of Operations – Three months ended

June 30, 2004 and 2003

5

Consolidated Statements of Operations – Six months ended

June 30, 2004 and 2003

6

Consolidated Statements of Cash Flows – Six months ended

June 30, 2004 and 2003

7

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.

Controls and Procedures

17

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

18

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of

Equity Securities

18

Item 4.

Submission of Matters to a Vote of Security Holders

18

Item 6.

Exhibits and Reports on Form 8-K

19

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004	December 31, 2003
Assets

Current Assets:
Cash and cash equivalents	$ 1,840	$ 4,379
Accounts receivable	6,779	9,409
Prepaid expenses and other	806	611
Total Current Assets	9,425	14,399

Equipment and Leasehold Improvements:
Computer hardware and software	7,981	7,698
Office equipment	2,422	2,416
Leasehold improvements	973	972
	11,376	11,086
Less accumulated depreciation	(10,045)	(9,569)
Total Equipment and Leasehold Improvements	1,331	1,517

Capitalized software development costs, net of accumulated amortization of $728 in 2004 and $510 in 2003	583	801
Goodwill	1,225	1,225
Other assets	435	—
Intangible assets, net of accumulated
amortization of $664 in 2004 and $629 in 2003	35	70
Total Assets	$13,034	$18,012

See accompanying notes.

Note:  The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$ 4,180	$ 4,033
Accrued liabilities	1,814	1,948
Accrued legal and professional fees	1,050	1,054
Line of credit	1,000	600
Notes payable	1,419	819
Deferred revenues	6,990	10,345
Current portion of capital lease obligations	6	13
Total Current Liabilities	16,459	18,812

Noncurrent Liabilities:
Capital lease obligations	43	43
Long-term debt	1,554	2,066
Deferred revenues	64	522
Deferred rent	29	53
Total Noncurrent Liabilities	1,690	2,684

Contingencies (Note 4)

Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.10 par value; 25,000,000 shares authorized; shares issued: 9,294,362 in 2004 and 9,269,020 in 2003	931	927
Additional paid-in capital	44,408	44,402
Accumulated deficit	(44,660)	(43,019)
Treasury stock, at cost — 1,420,275 shares of common stock in 2004 and 2003	(5,794)	(5,794)
Total Shareholders’ Equity (Deficit)	(5,115)	(3,484)
Total Liabilities and Shareholders’ Equity (Deficit)	$13,034	$18,012

See accompanying notes.

Note:  The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

Three Months Ended June 30,	2004	2003
Revenues:
Software	$ 698	$ 1,174
Services and post-contract customer support	6,140	4,760
Hardware	1,854	796
Total Revenues	8,692	6,730

Cost of Revenues:
Cost of software	356	256
Cost of services and post-contract customer support	3,593	2,660
Cost of hardware	1,368	711
Total Cost of Revenues	5,317	3,627

Gross Margin	3,375	3,103

Operating Expenses:
Product development	963	828
Sales and marketing	2,241	2,085
General and administrative	1,195	1,139
Separation costs	38	469
Total Operating Expenses	4,437	4,521

Loss From Operations	(1,062)	(1,418)

Other Income (Expense):
Interest expense	(166)	(29)
Investment income	3	7
Miscellaneous, net	5	(15)
Total Other Expense, Net	(158)	(37)

Net Loss	$ (1,220)	$ (1,455)

Basic and diluted loss per share	($0.15)	($0.19)

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

Six Months Ended June 30,	2004	2003

Revenues:
Software	$ 1,450	$ 1,626
Services and post-contract customer support	12,335	9,496
Hardware	3,851	1,888
Total Revenues	17,636	13,010

Cost of Revenues:
Cost of software	567	674
Cost of services and post-contract customer support	6,737	5,463
Cost of hardware	2,875	1,484
Total Cost of Revenues	10,179	7,621

Gross Margin	7,457	5,389

Operating Expenses:
Product development	1,981	1,866
Sales and marketing	4,226	4,204
General and administrative	2,420	2,165
Separation costs	128	469
Total Operating Expenses	8,755	8,704

Loss From Operations	(1,298)	(3,315)

Other Income (Expense):
Interest expense	(296)	(37)
Investment income	6	15
Miscellaneous, net	(53)	12
Total Other Expense, Net	(343)	(10)

Net Loss	($ 1,641)	($ 3,325)

Basic and diluted loss per share	($0.21)	($ 0.43)

See accompanying notes

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Six Months Ended June 30,	2004	2003
Operating Activities:
Net loss	$ (1,641)	$ (3,325)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	459	575
Amortization	253	729
Amortization of debt discount	88	—
Compensation expense on stock options	2	2
Loss on disposal of equipment and leasehold improvements	—	1
Changes in operating assets and liabilities:
Accounts receivable	2,630	5,767
Prepaid expenses and other	(630)	(201)
Accounts payable	147	(865)
Accrued liabilities	(138)	215
Deferred revenues	(3,813)	(2,784)
Deferred rent	(24)	(20)
Total adjustments	(1,026)	3,419
Net cash provided by/(used in) operating activities	(2,667)	94

Investing Activities:
Capital expenditures	(273)	(203)
Net cash used in investing activities	(273)	(203)

Financing Activities:
Payments on capital lease obligations	(7)	(30)
Proceeds from exercise of options	8	4
Borrowings on line of credit, net	400	998
Net cash provided by financing activities	401	972
Net increase (decrease) in cash and cash equivalents	(2,539)	863

Cash and cash equivalents at beginning of period	4,379	3,005
Cash and cash equivalents at end of period	$ 1,840	$ 3,868
Supplemental Disclosure:
Cash paid for interest	209	37

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

June 30, 2004

(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for fiscal year end financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the financial statements and footnotes thereto included in the Catalyst International, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
DENOMINATOR
Denominator for basic loss per share -
weighted average common shares	7,871	7,816	7,862	7,806

Effect of dilutive securities – stock
options and warrants	--	--	--	--
Denominator for diluted loss per share	7,871	7,816	7,862	7,806

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	($1,220)	($1,455)	($1,641)	($3,325)
Stock-based employee compensation expense
determined under fair value based method	(167)	(119)	(351)	(331)
Compensation expense on stock options
as reported	1	1	2	2

Pro forma	($1,386)	($1,573)	($1,990)	($3,654)
Net loss per share:
As reported, basic	($0.15)	($ 0.19)	($0.21)	($0.43)
Pro forma, basic	($0.18)	($ 0.20)	(0.25)	(0.47)
As reported, diluted	($0.15)	($ 0.19)	($0.21)	($0.43)
Pro forma, diluted	($0.18)	($ 0.20)	(0.25)	(0.47)

4.  Contingencies

The Company has been involved in a dispute with a former customer.  In January 2002, an arbitration panel issued an award in favor of the former customer for $800,000 plus 5% interest.  The Company challenged the validity of the award on the basis that it was not issued by the arbitration panel in a timely manner consistent with the rules of arbitration.

On November 22, 2002, the District Court ruled in favor of Catalyst’s motion to vacate the arbitration award and denied the Claimant’s petition to confirm the award.  The claimant appealed this decision to the 7th Circuit Court of Appeals.   On May 10, 2004, the 7th Circuit Court of Appeals decided to vacate the judgment of the District Court and remanded for enforcement of the initial arbitration award.   It is anticipated that this judgment will be settled and paid subsequent to the impending Comvest Investment Partners acquisition as more fully described in footnote 7.

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

5.  Acquisition

Effective July 1, 2003, Catalyst acquired Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics Execution System (SAP LES).  The purchase price was $2,018,640 of which $600,000 was paid upon the closing of the transaction.  The balance is to be paid in installments as follows; $218,640 on or before March 31, 2004, $600,000 on March 31, 2004 and $600,000 on March 31, 2005.  The two payments totaling $818,640 that were due March 31, 2004 have been amended to be paid on or before July 31, 2004 and further amended to be paid upon the closing of the ComVest Investment Partners acquisition.  As part of the acquisition, Catalyst incurred approximately $253,000 of direct transaction costs.  The acquisition was accounted for as a purchase and, accordingly, the results of operations are included in the consolidated financial statements from July 1, 2003, the effective date of the acquisition.  The purchase price was allocated to the acquired assets and assumed liabilities on the basis of their estimated fair values as of the date of the acquisition, as summarized below:

Current assets	$ 2,018,034
Equipment and leasehold improvements	121,965
Goodwill	1,224,975
Total assets acquired	3,364,974
Current liabilities	1,021,149
Capital lease obligations	72,370
Total liabilities assumed	1,093,519
Purchase price, including transaction costs	$ 2,271,455

The goodwill of $1,224,975 recorded as a result of this acquisition is not amortized but is reviewed annually for potential impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

6.  Notes Payable

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

7.  ComVest Investment Partners Acquisition

On June 29, 2004, Catalyst announced that it had entered into an agreement and plan of merger dated as of June 28, 2004 pursuant to which ComVest Investment Partners agreed to acquire the Company by means of a merger in which the Company’s shareholders would receive $2.50 per share in cash. The consummation of the merger is subject to the approval of the Company’s shareholders and other customary closing conditions as described in the Company’s definitive proxy statement dated August 10, 2004. The special meeting of the stockholders to consider and vote on this transaction is currently scheduled to be held on September 2, 2004.

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

Legal Accruals

As discussed in Note 4 of our consolidated financial statements, as of June 30, 2004, we have accrued our best estimate of the probable cost for the resolution of a claim with a former customer.  This estimate has been developed in consultation with outside counsel.  To the extent additional information arises or our strategies change, it is possible that our best estimate of the probable liability in this matter may change.

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

REVENUE

Catalyst's revenues are derived from software licenses, services and post-contract customer support, and hardware sales.  Total revenues for the second quarter of 2004 were $8.7 million, which represented a 29.2% increase from second quarter of 2003 total revenues of $6.7 million.  For the first six months of 2004, total revenues were $17.6 million, up 35.6% compared to 2003 total revenues of $13.0 million for the same period.  In management’s view, the net increase in total revenues for the three- and six-month periods was due primarily to the acquisition of Catalyst Consulting Services, Inc. and new customer contracts.

International revenues were $1.7 million in the second quarter of 2004 compared to $1.1 million in the second quarter of 2003.  International revenues represented 19.9% of total revenues for the second quarter of 2004 compared to 15.9% in the same period of 2003.  International revenues were $3.2 million and $2.4 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The increase in international revenues was due primarily to an increase in professional services.

Software

Software consists of revenues from software license agreements for Catalyst's primary product, CatalystCommand™, related add-on products, and relational database management systems.  Software license fees in the second quarter of 2004 were $698,000 representing a decrease of 40.5% compared to the second quarter of 2003 software license fees of $1.2 million.  Software license fees were $1.5 million and $1.6 million for the six-month periods ended June 30, 2004 and 2003, respectively.    The decrease in license revenue for the three- and six-month periods is primarily due to economic uncertainties which, due to Catalyst’s global tier 1 customer base and the large capital investment required for our software products, has negatively impacted our business.

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

Services and PCS

Services and post-contract customer support (PCS) revenues are derived from software modifications, professional services, and PCS agreements.  Services and PCS revenues increased 29.0% to $6.1 million in the second quarter of 2004 from $4.8 million in the second quarter of 2003.  For the six-month period ended June 30, 2004 services and PCS revenues were $12.3 million, an increase of 29.9%, compared to revenues of $9.5 for the first six months of 2003.  The components of services and PCS revenues as a percentage of total revenues in the second quarter of 2004 were 12.3% for software modifications, 25.2% for professional services, and 33.1% for PCS agreements compared with 13.3%, 16.3%, and 41.1%, respectively, in the second quarter of 2003.  Services and PCS revenues increased in the second quarter and first half of 2004 due to the acquisition of Catalyst Consulting Services, Inc. on July 1, 2003 and new customer contracts signed in the second quarter and first half of 2004, which resulted in more projects requiring software modifications and professional services.  Software modifications are determined during the customer’s Conference Room Pilot (CRP) and consist of changes to the software to facilitate specific functionality desired by the customer.

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

Hardware

Hardware revenues consist primarily of computer hardware, radio frequency equipment, and printers that Catalyst sells to its customers on behalf of hardware and other equipment manufacturers.  Hardware purchases by customers may vary significantly from period to period and may depend on the customers’ own purchasing power.  Hardware revenues increased by 132.9% to $1.9 million in the second quarter of 2004 from $796,000 in the same period of 2003.  Hardware revenues represented 21.8% of total revenues in the first half of 2004 compared to 14.5% for the same period in 2003.  The increase in hardware revenue was primarily due to the acquisition of Catalyst Consulting Services, Inc.

OPERATING EXPENSE

Cost of Software

Cost of software consists of the cost of related third-party software licenses sold by Catalyst and the amortization of capitalized software costs.  In the second quarter of 2004, cost of software increased to

$356,000 compared to $256,000 in the same period of 2003 due primarily to an increase in third-party software licenses sales.  Year-to-date cost of software decreased by 15.9% to $567,000 in 2004 from $674,000 in 2003, reflecting a decrease in software amortization.  Software amortization during the six months ended June 30, 2004 was $218,000 versus $578,000 during the same period in 2003.

Cost of Services and PCS

Cost of services and PCS consists primarily of personnel and related costs for the performance of software modifications, professional services, and PCS.  The cost of services and PCS increased to $3.6 million in the second quarter of 2004 from $2.7 million for the second quarter of 2003.  As a percentage of services and PCS revenues, the cost of services and PCS increased to 58.5% of related revenues for the second quarter of 2004 from 55.9% for the second quarter of 2003.  The cost of services and PCS increased due primarily to increased personnel costs resulting from our acquisition of Catalyst Consulting Services, Inc.

Year-to-date cost of services and PCS increased 23.3% to $6.7 million in 2004 from $5.5 million for the same period in 2003 and decreased as a percent of related revenues to 54.6% at June 30, 2004 from 57.5% at June 30, 2003.  We believe that the cost of services and PCS as a percentage of related revenues will depend on the quantity and value of new customer contracts signed in 2004.

Cost of Hardware

Cost of hardware consists primarily of the cost of computer hardware, radio frequency equipment, and printers sold by Catalyst on behalf of the equipment manufacturers.  We do not inventory hardware items, but make them available to customers who desire a turnkey solution.  Cost of hardware in the second quarter of 2004 was $1.4 million compared to $711,000 in the second quarter of 2003.  Cost of hardware was $2.9 million and $1.5 million for the six-month periods ended June 30, 2004 and 2003, respectively.  The increase in cost for the quarter and six-month period ending June 30, 2004 was attributable to an increase in sales of hardware.

Product Development

Product development costs are expenses associated with research and development, including costs of engineering personnel and related development expenses such as software tools, training, and documentation.  Product development costs as a percentage of total revenues for the second quarter of 2004 decreased to 11.1% from 12.3% in the second quarter of 2003.  Product development costs were $963,000 and $828,000 in the second quarter of 2004 and 2003, respectively.  Year to date product development costs increased by 6.2% to $2.0 million for the six months ended June 30, 2004.  Product development costs increased due primarily to increased personnel costs.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries; commissions; and marketing, promotional, and travel expenses paid to or on behalf of sales and marketing personnel.  Sales and marketing expenses as a percentage of total revenues for the second quarter of 2004 decreased to 25.8% from 31.0% in the second quarter of 2003.  Sales and marketing expenses increased to $2.2 million in the second quarter of 2004 from $2.1 million in the second quarter of 2003 and remained flat at $4.2 million for the six months ended June 30, 2004 and June 30, 2003.  The increase in sales and marketing expenses for the current quarter was due primarily to trade shows attended during the quarter.

General and Administrative

General and administrative expenses consist primarily of the salaries of administrative, executive, finance, human resources, and quality assurance personnel.  General and administrative expenses as a percentage of total revenues were 13.7% for the second quarter of 2004 and 16.9% for the second quarter of 2003.  General and administrative expenses increased to $1.2 million in the second quarter of 2004 from $1.1 million in the second quarter of 2003.  For the six-month period, general and administrative expenses were $2.4 million for 2004 compared to $2.2 million for 2003.  The increase in cost was primarily attributable to the additional headcount from the acquisition of Catalyst Consulting Services, Inc.

OTHER OPERATING EXPENSES, INVESTMENT INCOME (LOSS), AND INCOME TAXES

Other Income and Expense

Other income and expense consists primarily of interest income and interest expense and does not have a material impact on operating results.

Income Tax Expense

No federal or state tax expense was recorded for the three-month periods ended June 30, 2004 and 2003 due to our federal and state net operating loss position.  No deferred tax credit was recorded in the three- or six-month periods ended June 30, 2004 and 2003 as we continue to record a valuation allowance to reserve for the net deferred tax assets.

Liquidity and Capital Resources

Net cash used in operating activities was $2.7 million for the six months ended June 30, 2004, compared to net cash provided of $94,000 during the six months ended June 30, 2003.  The increase was due primarily to an increase in our days sales outstanding on accounts receivable.

Cash used in investing activities was $274,000 during the six months ended June 30, 2004 compared to $203,000 during the three months ended June 30, 2003 and was primarily for capital expenditures.

Net cash provided by financing activities was $402,000 during the six months ended June 30, 2004, compared to $972,000 during the six months ended June 30, 2003.  The decrease was due primarily to a reduction in net borrowings on our line of credit.

As of June 30, 2004, we had $1.8 million in cash and cash equivalents and negative working capital of $7.0 million.  Cash and cash equivalents consist primarily of investments in money market funds.

During 2003, Catalyst issued $2,125,000 of notes payable with detachable warrants, of which $1,925,000 were issued to certain members of the Board of Directors.  The notes are secured by substantially all assets, pay 12% interest and mature in 2007.  Interest expense to members of the Board of Directors was approximately $58,000 and $116,000 during the second quarter and year to date, respectively.  The notes may be subordinated to other senior financing up to an aggregate principal amount not to exceed $5,000,000.  The notes have 50% warrant coverage and the warrants are exercisable into the Company’s common stock based on a 30% premium to the volume weighted average closing price of the common stock for 30 days prior to the note issuance and expire in September 2008.

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

In February 2004, Catalyst entered into a new $3 million asset based credit facility with Silicon Valley Bank. The revolving credit facility bears interest at prime plus 2% subject to a minimum interest charge of 6.5%. This facility expires on February 17, 2005. Advances under this line are based upon a 75% advance rate of eligible accounts receivables as defined in the credit agreement.  We are currently in default of the facility's minimum tangible net worth covenant.  In addition, the merger with ComVest will require the bank's consent.  We believe that the covenant default will be waived and the consent to the merger will be granted by the bank.  The merger with ComVest is subject to our obtaining this waiver and consent.  As of August 13, 2004, $1.0 million was outstanding under the facility.

The Company’s long-term debt at June 30, 2004 consists of the following:

Notes payable to former owner of Catalyst Consulting
Services, Inc., bearing interest at
applicable federal rate	$ 1,418,640

Notes payable	2,125,000

Less debt discount	(570,753)
2,972,887

Less current portion	1,418,640
$ 1,554,247

Accounts receivable were $6.8 million as of June 30, 2004.  This compares to $9.4 million at December 31, 2003.  The decrease from December 31, 2003 was due to enhanced collection efforts, which resulted in an improvement in days sales outstanding.  At June 30, 2004, we had a reserve for doubtful accounts of $295,000 and believe we have adequately provided for any risks with respect to our accounts receivable known or anticipated at this time.

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

Effective July 1, 2003, we completed the asset purchase of Catalyst Consulting Services, Inc., a leading independent provider of consulting, implementation and support services for the SAP Logistics Execution System (SAP LES). The purchase price was $2,018,640 of which $600,000 was paid upon the closing of the transaction. The balance was to be paid in installments as follows; $218,640 on or before March 31, 2004, $600,000 on March 31, 2004 and $600,000 on March 31, 2005. The two payments totaling $818,640 that were due March 31, 2004 have been amended to be paid on or before July 31, 2004 and further amended to be paid upon the closing of the ComVest Investment Partners acquisition.  Approximately $1,000,000 of net working capital was acquired in this asset purchase.

On June 29, 2004, Catalyst announced that it had entered into an agreement and plan of merger dated as of June 28, 2004 pursuant to which ComVest Investment Partners agreed to acquire the Company by means of a merger in which the Company’s shareholders would receive $2.50 per share in cash. The consummation of the merger is subject to the approval of the Company’s shareholders and other customary closing conditions as described in the Company’s definitive proxy statement dated August 10, 2004. The special meeting of the stockholders to consider and vote on this transaction is currently scheduled to be held on September 2, 2004. Upon consummation of this transaction, it is anticipated that Catalyst will no longer be a public company. We anticipate that both our short term and long term liquidity will be improved due to this transaction.

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Catalyst does not believe it has material exposure to market risk with respect to any of its investments or debt instruments as we do not use market rate sensitive instruments for trading or other purposes.  For purposes of the Consolidated Statements of Cash Flows, we consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist principally of investments in money market funds.  The cost of these securities, which are considered "available for sale" for financial reporting purposes, approximates fair value at both June 30, 2004 and June 30, 2003.  There were no realized gains or losses in the periods ended June 30, 2004 and 2003.

Item 4. Controls and Procedures

Catalyst maintains a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chief Executive Officer and President and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2004.

There has been no change in our internal control over financial reporting that has occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

See Note 4 to our consolidated financial statements as of June 30, 2004 for information regarding legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, Catalyst did not sell any equity securities (including warrants or convertible securities) that were not registered under the Securities Act or repurchase any of its equity securities.

Item 4.

Submission of Matters to a Vote of Shareholders

(a)

Catalyst’s 2004 Annual Meeting of Shareholders was held on June 24, 2004.

(b)

Mr. Roy J. Carver was elected as a Class III director for a term of three years.  Messrs. Douglas B. Coder, Terrence L. Mealy, William G. Nelson, and James B. Treleaven continue as directors.

(c)

The shareholders voted on the following matters:

(i)

Election of director.  Management proposed the election of Mr. Carver.

Nominee	Authority Granted	Authority Withheld	Authority Abstained
Roy J. Carver	5,365,177	1,605,469	N/A

(ii)

Ratification of the appointment Ernst & Young LLP as independent auditors for 2004.

	Authority Granted	Authority Withheld	Authority Abstained
Ratification of Ernst & Young LLP	5,363,811	1,590,816	16,019

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

32.1

Section 1350 Certification of President and Chief Executive Officer

32.2

Section 1350 Certification of Executive Vice President and Chief Financial Officer

(b)

Reports on Form 8-K

During the fiscal quarter ended June 30, 2004, one report on Form 8-K was furnished (May 4, 2004), pursuant to item 12 and one report on Form 8-K was filed (June 30, 2004), pursuant to items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST INTERNATIONAL, INC.

Dated:  August 16, 2004

By:/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated:  August 16, 2004

By:/s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as

principal financial officer.