Form 10-Q/A
period 2004-06-30
CATALYST INTERNATIONAL INC
filed 2004-09-01
CIK 915508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________________________________

FORM 10-Q/A

Amendment No. 1

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

Catalyst International, Inc. (the Company) is filing this Amendment No. 1 to Form 10-Q to make certain changes to Item 1 and Item 2 originally included in our Form 10-Q as of and for the quarter ended June 30, 2004, which was originally filed with the Securities and Exchange Commission on August 16, 2004 (the Original Filing).

As stated in the Original Filing, we have entered into an agreement and plan of merger pursuant to which ComVest Investment Partners agreed to acquire the Company.  Costs related to the pending ComVest acquisition were improperly capitalized in the Original Filing.  These costs have been expensed in the amended statement of operations presented in Item 1.  In addition, wording related to these expenses has been presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except as described in the preceding paragraph, no other changes have been made to the Original Filing and other than Item 1 and Item 2, this amendment does not otherwise update information in the Original Filing.  Pursuant to Rule 12b-15, currently dated certifications of the Chief Executive Officer and the Chief Financial Officer are provided.

CATALYST INTERNATIONAL, INC.

FORM 10-Q/A

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

Notes to Consolidated Financial Statements

8

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

11

PART II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

19

Signatures

20

PART I – FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30,2004 - restated	December 31, 2003
Assets

Current Assets:
Cash and cash equivalents	$ 1,840	$ 4,379
Accounts receivable	6,779	9,409
Prepaid expenses and other	806	611
Total Current Assets	9,425	14,399

Equipment and Leasehold Improvements:
Computer hardware and software	7,981	7,698
Office equipment	2,422	2,416
Leasehold improvements	973	972
	11,376	11,086
Less accumulated depreciation	(10,045)	(9,569)
Total Equipment and Leasehold Improvements	1,331	1,517

Capitalized software development costs, net of accumulated amortization of $728 in 2004 and $510 in 2003	583	801
Goodwill	1,225	1,225
Intangible assets, net of accumulated
amortization of $664 in 2004 and $629 in 2003	35	70
Total Assets	$12,599	$18,012

See accompanying notes.

Note:  The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 30, 2004 - restated	December 31, 2003
Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$ 4,180	$ 4,033
Accrued liabilities	1,814	1,948
Accrued legal and professional fees	1,050	1,054
Line of credit	1,000	600
Notes payable	1,419	819
Deferred revenues	6,990	10,345
Current portion of capital lease obligations	6	13
Total Current Liabilities	16,459	18,812

Noncurrent Liabilities:
Capital lease obligations	43	43
Long-term debt	1,554	2,066
Deferred revenues	64	522
Deferred rent	29	53
Total Noncurrent Liabilities	1,690	2,684

Contingencies (Note 4)

Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 2,000,000 shares authorized; none issued or outstanding	--	--
Common stock, $0.10 par value; 25,000,000 shares authorized; shares issued: 9,294,362 in 2004 and 9,269,020 in 2003	931	927
Additional paid-in capital	44,408	44,402
Accumulated deficit	(45,095)	(43,019)
Treasury stock, at cost — 1,420,275 shares of common stock in 2004 and 2003	(5,794)	(5,794)
Total Shareholders’ Equity (Deficit)	(5,550)	(3,484)
Total Liabilities and Shareholders’ Equity (Deficit)	$12,599	$18,012

See accompanying notes.

Note:  The balance sheet at December 31, 2003 has been derived from the audited balance sheet at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except  per share data)

(unaudited)

Three Months Ended June 30,	2004 - restated	2003
Revenues:
Software	$ 698	$ 1,174
Services and post-contract customer support	6,140	4,760
Hardware	1,854	796
Total Revenues	8,692	6,730

Cost of Revenues:
Cost of software	356	256
Cost of services and post-contract customer support	3,593	2,660
Cost of hardware	1,368	711
Total Cost of Revenues	5,317	3,627

Gross Margin	3,375	3,103

Operating Expenses:
Product development	963	828
Sales and marketing	2,241	2,085
General and administrative	1,195	1,139
Expenses related to ComVest transaction	435	--
Separation costs	38	469
Total Operating Expenses	4,872	4,521

Loss From Operations	(1,497)	(1,418)

Other Income (Expense):
Interest expense	(166)	(29)
Investment income	3	7
Miscellaneous, net	5	(15)
Total Other Expense, Net	(158)	(37)

Net Loss	$ (1,655)	$ (1,455)

Basic and diluted loss per share	($0.21)	($0.19)

See accompanying notes.

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

Six Months Ended June 30,	2004 - restated	2003

Revenues:
Software	$ 1,450	$ 1,626
Services and post-contract customer support	12,335	9,496
Hardware	3,851	1,888
Total Revenues	17,636	13,010

Cost of Revenues:
Cost of software	567	674
Cost of services and post-contract customer support	6,737	5,463
Cost of hardware	2,875	1,484
Total Cost of Revenues	10,179	7,621

Gross Margin	7,457	5,389

Operating Expenses:
Product development	1,981	1,866
Sales and marketing	4,226	4,204
General and administrative	2,420	2,165
Expenses related to ComVest transaction	435	--
Separation costs	128	469
Total Operating Expenses	9,190	8,704

Loss From Operations	(1,733)	(3,315)

Other Income (Expense):
Interest expense	(296)	(37)
Investment income	6	15
Miscellaneous, net	(53)	12
Total Other Expense, Net	(343)	(10)

Net Loss	($ 2,076)	($ 3,325)

Basic and diluted loss per share	($0.26)	($ 0.43)

See accompanying notes

CATALYST INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

Six Months Ended June 30,	2004 - restated	2003
Operating Activities:
Net loss	$ (2,076)	$ (3,325)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	459	575
Amortization	253	729
Amortization of debt discount	88	—
Compensation expense on stock options	2	2
Loss on disposal of equipment and leasehold improvements	—	1
Changes in operating assets and liabilities:
Accounts receivable	2,630	5,767
Prepaid expenses and other	(195)	(201)
Accounts payable	147	(865)
Accrued liabilities	(138)	215
Deferred revenues	(3,813)	(2,784)
Deferred rent	(24)	(20)
Total adjustments	(591)	3,419
Net cash provided by/(used in) operating activities	(2,667)	94

Investing Activities:
Capital expenditures	(273)	(203)
Net cash used in investing activities	(273)	(203)

Financing Activities:
Payments on capital lease obligations	(7)	(30)
Proceeds from exercise of options	8	4
Borrowings on line of credit, net	400	998
Net cash provided by financing activities	401	972
Net increase (decrease) in cash and cash equivalents	(2,539)	863

Cash and cash equivalents at beginning of period	4,379	3,005
Cash and cash equivalents at end of period	$ 1,840	$ 3,868
Supplemental Disclosure:
Cash paid for interest	209	37

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

The financial statements as of and for the three and six month period ended June 30, 2004 have been restated to reflect the expensing of costs incurred directly related to the pending ComVest transaction discussed in Note 7.

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

Had compensation cost been determined based upon the fair value at the grant date for awards under the plans based on the provisions of SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	($1,655)	($1,455)	($2,076)	($3,325)
Stock-based employee compensation expense
determined under fair value based method	(167)	(119)	(351)	(331)
Compensation expense on stock options
as reported	1	1	2	2

Pro forma	($1,821)	($1,573)	($2,425)	($3,654)
Net loss per share:
As reported, basic	($0.21	($ 0.19)	($0.26)	($0.43)
Pro forma, basic	($0.23)	($ 0.20)	(0.31)	(0.47)
As reported, diluted	($0.21)	($ 0.19)	($0.26)	($0.43)
Pro forma, diluted	($0.23)	($ 0.20)	(0.31)	(0.47)

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

Expenses related to Comvest transaction

During the three and six months ended June 30, 2004, we incurred $435,000 of costs directly related to the pending ComVest transactions, consisting primarily of legal fees and costs related to a fairness opinion.

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

PART II – OTHER INFORMATION

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

Dated:  September 1, 2004

By:/s/ James B. Treleaven

James B. Treleaven

President and Chief Executive Officer

Signing on behalf of the registrant and as

principal executive officer.

Dated:  September 1, 2004

By:/s/ David H. Jacobson

David H. Jacobson

Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as

principal financial officer.